Form 10-Q
period 1996-04-30
SWISHER INTERNATIONAL INC
filed 1996-06-13
CIK 808356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - April 30, 1996

Commission File Number:     000-21282


              		     SWISHER INTERNATIONAL, INC.


     	     NEVADA                                56-1541396
    (State of Incorporation)           (I.R.S. Employer Identification No.)

       6849 Fairview Road
     Charlotte, North Carolina                      28210
(Address of principal executive offices)          (Zip Code)


                       			  (704) 364-7707
	 	                  (Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes        [   ] No

 PART I - FINANCIAL INFORMATION


  	Item 1.     Financial Information

  		             Financial Statements and Supplementary Data

               			   Consolidated Balance Sheets
		  	                Consolidated Statements of Income
			                  Consolidated Statements of Cash Flows

  	Item 2.     Management's Discussion and Analysis

                   SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                             April 30,
                                               1996            October 31,
                                            (Unaudited)           1995
                                            -----------        -----------

  ASSETS
  ------

  CURRENT ASSETS:
    Cash and Cash Equivalents               $   775,476        $   930,492
    Restricted Cash                             700,000            700,000
    Accounts Receivable:
         Franchisees                          1,439,230          1,183,623
         Other                                  337,323            217,716
           Less Allowance for
                   Doubtful Accounts            (82,644)           (40,644)
                                             -----------        -----------

             Net Accounts Receivable          1,693,909          1,360,695

    Notes receivable (current year)             614,890            807,646
    Inventory                                    96,769             75,327
    Prepaid Expenses                            168,188            147,125
    Deferred Franchise cost                     170,821            110,073
                                             -----------        -----------

              TOTAL CURRENT ASSETS            4,220,053          4,131,358

  PROPERTY AND EQUIPMENT:
    Furniture & Equipment                       953,135            923,219
    Land & Building                                                339,499
         Less Accumulated Depreciation         (349,515)          (281,440)
                                             -----------        -----------

               NET PROPERTY AND EQUIPMENT       603,620            981,278

  OTHER ASSETS:
    Notes Receivable                          2,113,281          1,978,759
    Intangible Assets, less amortization      1,016,096            866,952
                                             -----------        -----------

              NET OTHER ASSETS                3,129,377          2,845,711
                                             -----------        -----------

                   TOTAL ASSETS             $ 7,953,050        $ 7,958,347
                                            ===========        ===========




                               (continued)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                    (continued)

                                              April 30,
                                                1996            October 31,
                                             (Unaudited)           1995
                                             -----------        -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

  CURRENT LIABILITIES:
    Long-Term Debt, Current Portion          $ 1,113,316        $ 1,094,158
    Accounts Payable                             678,671            488,180
    Accrued Expenses                             120,946            123,851
    Deferred Revenue                             175,986            240,986
    Income Taxes Payable                          99,195             40,000
                                             -----------        -----------

           TOTAL CURRENT LIABILITIES           2,188,114          1,987,175

  LONG-TERM DEBT                                 969,052          1,437,651

  DEFERRED INCOME TAXES                           85,124             49,000
                                             -----------        -----------

                  TOTAL LIABILITIES            3,242,290          3,473,826

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $.10 par value;
      1,500,000 shares authorized; none
      issued                                            -                 -
    Common Stock, $.01 par value; 15,000,000
      shares authorized; 1,735,799 shares
      issued and outstanding at April 30,
      1996 and 1,719,299 outstanding at
      October 31, 1995                            17,357             17,194
    Additional Paid-In Capital                 3,039,599          3,002,637
    Retained Earnings                          1,653,804          1,464,690
                                             -----------        -----------

                 TOTAL STOCKHOLDERS' EQUITY    4,710,760          4,484,521
                                             -----------        -----------

                    TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY   $ 7,953,050        $ 7,958,347
                                             ===========        ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                      April 30,                     April 30,
                                             -------------------------     ------------------------
                                                1996           1995           1996           1995
                                             -------------------------     ------------------------
REVENUES:
  Annuity Revenues:
    Product Sales to Franchisees           $   676,474      $   569,723  $   1,380,094    $ 1,038,664
    Service Fees                               400,626          333,590        806,803        637,139
    Royalties                                  382,534          282,326        749,024        538,447
    Marketing Fees                              11,623            8,907         22,594         15,977
                                           -----------      -----------  -------------    -----------
      Total Annuity Revenues                 1,471,257        1,194,546      2,958,515      2,230,227

  Revenue from Company
          Owned Subsidiaries                   684,859          492,988      1,280,709        707,123
  Initial Franchise Sales:
    Swisher Hygiene                            152,500          175,000        287,161        231,096
    Swisher Maids                                               139,604                       502,389
  Other Income                                 100,781          101,948        150,124        131,682
                                           -----------      -----------    -----------    -----------
               TOTAL REVENUES                2,409,397        2,104,086      4,676,509      3,802,517
                                           -----------      -----------    -----------    -----------

EXPENSES:
  Selling, G & A Expenses:
    Corporate & Hygiene Franchising            811,148          753,856      1,640,803      1,368,405
    Swisher Maid Franchising                   110,930          281,339        222,311        597,871
  Cost of Product Sales                        572,776          508,415      1,161,595        918,550
  Expenses of Company
          Owned Subsidiaries                   658,504          423,881      1,189,180        674,392
  Interest Expense                              66,751           14,878        124,882         18,785
                                           -----------      -----------    -----------    -----------
               TOTAL EXPENSES                2,220,109        1,982,369      4,338,771      3,578,003
                                           -----------      -----------    -----------    -----------
INCOME BEFORE TAXES AND
  NON-RECURRING ITEMS                          189,288          121,717        337,738        224,514

NON-RECURRING ITEMS
  Loss on sale of assets                        17,206                          17,206

PROVISION FOR INCOME TAXES                      70,637           47,500        131,418         87,910
                                           -----------      -----------    -----------    -----------
NET INCOME                                 $   101,445      $    74,217    $   189,114    $   136,604
                                           ===========      ===========    ===========    ===========
NET INCOME PER COMMON SHARE                $      0.06      $      0.04    $      0.11    $      0.07
                                           ===========      ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
          SHARE OUTSTANDING                  1,794,649        1,991,998      1,794,649      2,000,911
                                           ===========      ===========    ===========    ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                    Six Months Ended
                                                        April 30,
                                               ------------------------------
                                                   1996              1995
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   189,114       $   136,604
    Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities-
        Depreciation and Amortization               70,639            56,366
        Loss on assets held for sale                     -                 -
  Change in Assets and Liabilities-
    (Increase) decrease in assets-
        Accounts receivable                       (333,214)         (178,332)
        Inventory                                  (21,442)          (39,824)
        Prepaid expenses                           (21,063)          (38,543)
        Deferred franchise cost                    (60,748)           40,769
        Notes receivable                            58,234          (374,349)
     Increase (decrease) in liabilities-
        Accounts payable                           190,491            34,490
        Accrued expenses                            (2,905)            8,438
        Income taxes payable                        95,319           (34,090)
        Deferred revenue                           (65,000)         (104,200)
                                               ------------      ------------
            Total adjustments                      (89,689)         (629,275)
                                               ------------      ------------
        NET CASH (USED) PROVIDED BY
           OPERATING ACTIVITIES                     99,425          (492,671)
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                         (29,916)         (177,855)
  Sale of Fixed Asset                              336,935
  Decrease (increase) in intangible
                   & other assets                 (149,144)         (103,048)
                                               ------------      ------------
        NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES                    157,875          (280,903)
                                               ------------      ------------


                                   (continued)
</TABLE)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                      (continued)
                                                     Six Months Ended
                                                         April 30,
                                               ------------------------------
                                                   1996              1995
                                               -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock transactions             $    37,125       $         -
  Net principal payments under capital
    lease and long-term debt obligations          (449,441)          (22,833)
  Purchase of treasury stock                             -          (103,173)
                                               ------------      ------------
        NET CASH (USED) PROVIDED BY
           FINANCING ACTIVITIES                   (412,316)         (126,006)
                                               ------------      ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                               (155,016)         (899,580)

CASH AND CASH EQUIVALENTS,
  Beginning of year                                930,492         1,454,033
                                               ------------      ------------
CASH AND CASH EQUIVALENTS,
  End of 2nd quarter                           $   775,476       $   554,453
                                               ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
  Cash paid year to date for -
    Interest                                   $   133,420       $    14,878
                                               ============      ============
    Income taxes                               $    36,100       $   121,500
                                               ============      ============

    During the first half of 1995, the
    Company increased long-term debt to
    acquire an office building                 $         -       $   272,500
                                               ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	 GENERAL :
	    The financial information for the periods ended April 30, 1996 and 1995 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at April 30, 1996 and 1995, and the
	 results of its operations and its cash flows for the three month periods then ended.
	    The Company operates in two principal business segments:  "Franchise
  Operations", which includes Initial Franchise Sales and Annuity Revenues
  (Service Fees, Product Sales, Royalties, and Marketing Fees), and "Company
  Operations", which includes the Company's Hygiene operations located in
  Charlotte, N.C., Jacksonville, FL., Space Coast, FL., Tulsa, OK., and
  Houston, TX. and the Company's residential maids operations located in the
  Charlotte, N.C. and Scottsdale, AZ. areas.	 Subsidiaries are actively engaged
  in providing hygiene services and maid services directly to customers in the same manner as franchisees.


	 REVENUE :
 	   Revenues in the second quarter increased 14% to $2,409,397 as compared to prior year second quarter of $2,104,086.  The major factors in the overall increase are the continued growth in Annuity Revenues and the increase in
  Revenues from Company Owned Subsidiaries.

	   SEGMENT REVENUES:

      "Franchise Operations". Annuity Revenues for the three month period ended April 30, 1996 increased 23% to $1,471,257 as compared to prior year second quarter results of $1,194.546. Revenue derived from Initial Franchise Sales decreased by 52% as compared to prior year second quarter sales of $314,604. Three hygiene franchise sales were recorded for the quarter, bringing the total to 99 hygiene franchises and 19 maids
	     franchises as of April 30, 1996.

	     "Company Operations".  Revenues increased by 39% for the three month period ended April 30, 1996 over prior year second quarter.  This increase is attributable to acquisition and operation of the Houston,
      Jacksonville/Space Coast, and Tulsa hygiene franchises. Residential maids operations reported second quarter revenues of $189,000.  This is a
	     substantial increase over the prior year due to the acquisition of the
      Scottsdale franchise and increased revenue from the Charlotte operations.

	 EXPENSES:
	    Total pre-tax expenses for the second quarter ended April 30, 1996 increased 12%, over second quarter 1995, which represents an increase of $238,000. Selling, general and administrative expenses decreased by 11% to $922,078 as compared to prior year second quarter of $1,035,195. Expenses of Company owned subsidiaries increased $235,000 over the prior year's second quarter.

  		SEGMENT EXPENSES:

  			 "Franchise Operations".  Expenses for the second quarter of 1996 decreased
      $113,000 as compared with the second quarter of 1995.  Expenses of corporate and hygiene franchising increased by $57,000, while costs of the
      Swisher Maids franchising division decreased $170,000.  Cost of products for resale to franchisees increased by $64,000 which is directly related to the 19% increase in total product sales.

  			 "Company Operations".  Expenses for the second quarter ended April 30,
      1996 increased by $235,000 or 55% as compared to second quarter 1995.
      This increase in expenses is directly related to the start up expenses of increased Company operations.  The Company hygiene and residential maids operations are operated in the same manner as a franchise operation.  The
      Company also uses the Charlotte operations for training new franchisees
		  	 and to test new programs for later introduction into the franchise system.

	 INCOME:
   		Income before taxes for the three months ended April 30, 1996 increased
  $50,365 or 41% as	compared to the 1995 second quarter.  Net income was
  $101,445 for the quarter ended April 30,	1996, as compared to second quarter
  1995 of $74,217.  Earnings per share, for the three months	ended April 30,
  1996, was $.06 on weighted average shares outstanding of 1,794,649, as
  compared	to the same period last year of $.04 per share on 1,991,988 shares.

  		SEGMENT INCOME:

  			 "Franchise Operations".  Operating income for the three month period ended
      April 30, 1996, increased to $163,000 as compared to the same period last year of $53,000.  Operating income was 9.4% of franchise operating revenues for the second quarter as compared to prior year second quarter of 3.3%.

  			 "Company Operations".  Operating income for the second quarter 1996 decreased by 62%, with a pre-tax income of $26,000 as compared to second quarter 1995 of $69,000.


 	LIQUIDITY AND CAPITAL RESOURCES:

   		During the first half of fiscal 1996: Working capital decreased $112,000
  due principally to the	increase of $89,000 in aggregate current assets and
  increases of $190,000 and $11,000 in accounts	payable and other current
  liabilities, respectively.  Total assets decreased by $5,000 primarily due to
 	the sale of $336,000 of fixed assets, increases of $283,000 in other assets
  and aggregate increases of	$48,000 in the remaining asset categories.  Current
  liabilities increased by $201,000 while long-term liabilities decreased by
  $432,000.  Increases in accounts payable and accrued expenses reflect the
	 increased activity in both Company and franchisee operations.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings
                  not applicable

Item 2.  Changes in Securities
                  not applicable

Item 3.  Defaults Upon Senior Securities
                  not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                  not applicable

Item 5.  Other information
                  not applicable

Item 6.  Exhibits and Reports on Form 8-K
                  (1)  Exhibits
                           none
                  (2)  Reports on Form 8-K
                           The registrant filed a Form 8-K on June 21, 1995 regarding the repurchase by the Registrant of
                           246,501 shares of Common Stock.
- - -----------------------------------------------------------------------------
                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SWISHER INTERNATIONAL, INC.
                                            Registrant

Date - June 13, 1996                        Patrick L. Swisher
                                            Patrick L. Swisher
                                            Chief Executive Officer

Date - June 13, 1996                        D. Chris Lazenby, CPA
                                            D. Chris Lazenby, CPA
                                            Chief Accountant