Form 10-Q/A
period 1996-04-30
SWISHER INTERNATIONAL INC
filed 1996-08-02
CIK 808356

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10Q/A-1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - April 30, 1996

Commission File Number:  000-21282

                        SWISHER INTERNATIONAL, INC.

           NEVADA                                   56-1541396
    ------------------------           -----------------------------------
    (State of Incorporation)           (I.R.S. Employer Identification No.)


             6849 Fairview Road
         Charlotte, North Carolina                   28210
   ----------------------------------------        ----------
   (Address of principal executive offices)        (Zip Code)


                                  (704) 364-7707
                          -------------------------------
                          (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes    [ ] No

                            SWISHER INTERNATIONAL, INC.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SWISHER INTERNATIONAL, INC.
                                                Registrant

Date=August 2, 1996                             Patrick L. Swisher
                                                Patrick L. Swisher
                                                Chief Executive Officer

Date-August 2, 1996                             D. Chris Lazenby
                                                D. Chris Lazenby
                                                Chief Accountant