Form 10-Q
period 1996-07-31
SWISHER INTERNATIONAL INC
filed 1996-09-16
CIK 808356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - July 31, 1996

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
                           CONSOLIDATED BALANCE SHEETS


                                             July 31,
                                               1996            October 31,
                                            (Unaudited)           1995
                                            -----------        -----------

  ASSETS
  ------

  CURRENT ASSETS:
    Cash and Cash Equivalents               $ 1,013,122        $   930,492
    Restricted Cash                             500,000            700,000
    Accounts Receivable:
         Franchisees                          1,529,217          1,183,623
         Other                                  554,756            217,716
           Less Allowance for
                   Doubtful Accounts           (146,136)           (40,644)
                                             -----------        -----------

             Net Accounts Receivable          1,937,837          1,360,695

    Notes receivable (current year)             587,948            807,646
    Inventory                                   156,423             75,327
    Prepaid Expenses                            217,414            147,125
    Deferred Franchise cost                     101,048            110,073
                                             -----------        -----------

              TOTAL CURRENT ASSETS            4,513,792          4,131,358

  PROPERTY AND EQUIPMENT:
    Furniture & Equipment                     1,051,674            923,219
    Land & Building                                                339,499
         Less Accumulated Depreciation         (384,834)          (281,440)
                                             -----------        -----------

               NET PROPERTY AND EQUIPMENT       666,840            981,278

  OTHER ASSETS:
    Notes Receivable                          2,582,067          1,978,759
    Intangible Assets, less amortization      1,848,638            866,952
                                             -----------        -----------

              NET OTHER ASSETS                4,430,705          2,845,711
                                             -----------        -----------

                   TOTAL ASSETS             $ 9,611,338        $ 7,958,347
                                            ============       ============




                               (continued)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                    (continued)

                                              July 31,
                                                1996            October 31,
                                             (Unaudited)           1995
                                             -----------        -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

  CURRENT LIABILITIES:
    Long-Term Debt, Current Portion          $ 1,494,144        $ 1,094,158
    Accounts Payable                             704,040            488,180
    Accrued Expenses                             154,939            123,851
    Deferred Revenue                             268,951            240,986
    Income Taxes Payable                         164,766             40,000
                                             -----------        -----------

           TOTAL CURRENT LIABILITIES           2,786,840          1,987,175

  LONG-TERM DEBT                                 976,694          1,437,651

  DEFERRED INCOME TAXES                           85,124             49,000
                                             -----------        -----------

                  TOTAL LIABILITIES            3,848,658          3,473,826

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $.10 par value;
      1,500,000 shares authorized; none
      issued                                           -                  -
    Common Stock, $.01 par value; 15,000,000
      shares authorized; 1,935,837 shares
      issued and outstanding at July 31,
      1996 and 1,719,299 outstanding at
      October 31, 1995                            19,357             17,194
    Additional Paid-In Capital                 3,925,633          3,002,637
    Retained Earnings                          1,817,690          1,464,690
                                             -----------        -----------

                 TOTAL STOCKHOLDERS' EQUITY    5,762,680          4,484,521
                                             -----------        -----------

                    TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY   $ 9,611,338        $ 7,958,347
                                             ===========        ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                      July 31,                     July 31,
                                             -------------------------     ------------------------
                                                1996           1995           1996           1995
                                             -------------------------     ------------------------
REVENUES:
  Annuity Revenues:
    Product Sales to Franchisees           $   944,994      $   649,662  $   2,325,088    $ 1,688,326
    Service Fees                               444,935          352,248      1,251,738        989,387
    Royalties                                  420,527          306,036      1,169,552        844,483
    Marketing Fees                              12,028            9,685         34,622         25,662
                                           -----------      -----------  -------------    -----------
      Total Annuity Revenues                 1,822,484        1,317,631      4,781,000      3,547,858

  Revenue from Company
          Owned Subsidiaries                   601,517          471,850      1,882,225      1,178,973

  Initial Franchise Sales:
    Swisher Hygiene                                  0          210,500        287,161        441,596
    Swisher Maids                                    0            6,591              0        508,980
    Surface Doctor                              95,620                0         95,620              0
  Other Income                                 275,845           73,069        425,969        204,751
                                           -----------      -----------    -----------    -----------
               TOTAL REVENUES                2,795,466        2,079,641      7,471,975      5,882,158
                                           -----------      -----------    -----------    -----------

EXPENSES:
  Selling, G & A Expenses:
    Corporate & Hygiene Franchising            852,329          629,171      2,493,132      1,997,576
    Swisher Maid Franchising                   230,370          151,566        452,681        749,437
    Surface Doctor Franchising                  91,574                0         95,620              0
  Cost of Product Sales                        843,104          567,317      2,004,699      1,485,867
  Expenses of Company
          Owned Subsidiaries                   572,882          416,534      1,762,062      1,090,926
  Interest Expense                              59,924           68,255        184,806         87,040
                                           -----------      -----------    -----------    -----------
               TOTAL EXPENSES                2,650,183        1,832,843      6,988,954      5,410,846
                                           -----------      -----------    -----------    -----------
INCOME BEFORE TAXES AND
  NON-RECURRING ITEMS                          145,283          246,798        483,021        471,312

NON-RECURRING ITEMS
  (Loss) on sale of assets                           0                0        (17,206)             0
  Gain on sale of Company Owned Subsidiaries    94,672                          94,672
                                            ----------       ----------    ------------
                                                94,672                0         77,466

PROVISION FOR INCOME TAXES                      96,069           96,650        227,487        184,560
                                           -----------      -----------    -----------    -----------
NET INCOME                                 $   163,886      $   150,148    $   353,000    $   286,752
                                           ===========      ===========    ===========    ===========
NET INCOME PER COMMON SHARE                $      0.09      $      0.08    $      0.19    $      0.15
                                           ===========      ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
          SHARE OUTSTANDING                  1,853,015        1,877,686      1,853,015      1,962,743
                                           ===========      ===========    ===========    ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                    Nine Months Ended
                                                        July 31,
                                               ------------------------------
                                                   1996              1995
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   333,000       $   286,752
    Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities-
        Depreciation and Amortization              105,957            88,503
  Change in Assets and Liabilities-
    (Increase) decrease in assets-
        Accounts receivable                       (557,142)         (355,240)
        Inventory                                  (81,096)          (47,681)
        Prepaid expenses                           (70,289)          (12,805)
        Deferred franchise cost                      9,025            47,057
        Notes receivable                          (383,610)         (493,307)
     Increase (decrease) in liabilities-
        Accounts payable                           215,860           232,477
        Accrued expenses                            31,088            40,637
        Income taxes payable                       160,890            33,046
        Deferred revenue                            27,965          (104,200)
                                               ------------      ------------
            Total adjustments                     (541,352)         (571,513)
                                               ------------      ------------
        NET CASH (USED) PROVIDED BY
           OPERATING ACTIVITIES                   (208,352)         (284,761)
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                        (128,455)         (215,457)
  Sale of Fixed Asset                              336,935                 0
  Decrease (increase) in intangible
                   & other assets                 (981,686)         (123,216)
                                               ------------      ------------
        NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES                   (773,206)         (338,673)
                                               ------------      ------------


                                   (continued)
</TABLE)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                      (continued)
                                                     Nine Months Ended
                                                         July 31,
                                               ------------------------------
                                                   1996              1995
                                               -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock transactions             $   925,159       $         -
  Proceeds from long-term debt                                     1,788,432
  Net principal payments under capital
    lease and long-term debt obligations           (60,971)         (343,794)
  Decrease in restricted cash                      200,000                 -
  Purchase of treasury stock                             -          (842,676)
                                               ------------      ------------
        NET CASH (USED) PROVIDED BY
           FINANCING ACTIVITIES                  1,064,188           601,962
                                               ------------      ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                 82,630           (21,472)

CASH AND CASH EQUIVALENTS,
  Beginning of year                                930,492         1,454,033
                                               ------------      ------------
CASH AND CASH EQUIVALENTS,
  End of 3rd quarter                           $ 1,013,122       $ 1,432,561
                                               ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
  Cash paid year to date for -
    Interest                                   $   185,777       $    87,039
                                               ============      ============
    Income taxes                               $    30,497       $   157,000
                                               ============      ============

    During the first nine months of 1995,
    the Company increased long-term debt to
    acquire an office building and to provide
    funds for use in future operations         $         -       $ 1,788,432
                                               ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	 GENERAL :
	    The financial information for the periods ended July 31, 1996 and 1995 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at July 31, 1996 and 1995, and the
	 results of its operations and its cash flows for the three and nine month periods then ended.
	    The Company operates in two principal business segments: "Franchise Operations", which includes Initial Franchise Sales and Annuity Revenues (Service Fees, Product Sales, Royalties, and Marketing Fees), and "Company Operations", which includes the Company's Hygiene operations located in Charlotte, N.C., Jacksonville, FL., Space Coast, FL., Tulsa, OK., the
  Company's residential maids operations located in the Charlotte, N.C. and Scottsdale, AZ. areas and the Company's Surface Doctor operations located in Atlanta, GA. Subsidiaries are actively engaged in providing hygiene services, maid services and surface restoration services directly to customers in the same manner as franchisees.
     On July 30, 1996, the Company entered into and closed an Asset Purchase Agreement with Professional Carpet Systems, Inc. ("PCS") and Old Dixie Supply Company to acquire substantially all of the assets of an operating division of PCS known as Surface Doctor. The purchase price paid for the assets consisted of 200,000 shares of the Company's restricted Common Stock, an Option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, and the assumption of approximately $82,000 in liabilities relating to the Surface Doctor business.
     Surface Doctor has conducted business as a franchisor since November 1993 and currently has approximately 106 domestic and 9 foreign franchisees which provide kitchen and bath restoration services, particularly with respect to resurfacing appliances, counter tops and fixtures. Franchisees provide such services in designated markets to the apartments industry, hotels, other commercial customers and homeowners. Surface Doctor's revenues are derived from franchise sales, royalty fees, marketing fees, and sales of supplies.


	 REVENUE :
 	   Revenues in the third quarter increased 34% to $2,795,466 as compared to prior year third quarter of $2,079,641.  The major factors in the overall increase are the continued growth in Annuity Revenues and the increase in
  Revenues from Company Owned Subsidiaries.

	   SEGMENT REVENUES:

      "Franchise Operations". Annuity Revenues for the three month period ended July 31, 1996 increased 38% to $1,822,484 as compared to prior year third quarter results of $1,317,631. Revenue derived from Initial Franchise Sales decreased by 56% as compared to prior year third quarter sales of $217,091. During the month of July, there were six additional Surface Doctor franchises sold, bringing their total number of franchisees to 115.

	     "Company Operations". Revenues increased by 27% for the three month period ended July 31, 1996 over prior year third quarter. This increase is attributable to acquisition and operation of the Houston, Jacksonville/Space Coast, and Tulsa hygiene franchises. In July 1996, the Company sold the hygiene operation in Houston, TX. to a franchisee. Residential maids operations reported third quarter revenues of $152,049. This is a substantial increase over the prior year due to the acquisition of the Scottsdale franchise and increased revenue from the Charlotte operations.

	 EXPENSES:
	    Total pre-tax expenses for the third quarter ended July 31, 1996 increased 44% over third quarter 1995, which represents an increase of $797,340. Selling, general and administrative expenses increased by 50% to $1,174,273 as compared to prior year third quarter of $780,737. Expenses of of Company owned subsidiaries increased $136,273 over the prior year's third quarter.

  		SEGMENT EXPENSES:

  			 "Franchise Operations".  Expenses for the third quarter of 1996 increased
      $393,536 as compared with the third quarter of 1995.  Expenses of corporate and hygiene franchising increased by $223,158, while costs of the Swisher Maids franchising division increased $78,804. The remaining
      $91,574 was attributable to Surface Doctor.  Cost of products for resale to franchisees increased by $275,787 which is directly related to the 45% increase in total product sales.

  			 "Company Operations".  Expenses for the third quarter ended July 31,
      1996 increased by $136,348 or 33% as compared to third quarter 1995.
      This increase in expenses is directly related to the start up expenses of increased Company operations.  The Company hygiene and residential maids operations are operated in the same manner as a franchise operation.  The
      Company also uses the Charlotte operations for training new franchisees
		  	 and to test new programs for later introduction into the franchise system.

	 INCOME:
   		Income before taxes for the three months ended July 31, 1996 decreased
  $81,515 or 33% as compared to the 1995 third quarter.  Net income was
  $163,886 for the quarter ended July 31,	1996, as compared to third quarter
  1995 of $150,148.  Earnings per share, for the three months ended July 31,
  1996, was $.09 on weighted average shares outstanding of 1,853,015, as
  compared	to the same period last year of $.08 per share on 1,877,686 shares.

  		SEGMENT INCOME:

  			 "Franchise Operations".  Operating income for the three month period ended
      July 31, 1996, decreased to $116,648 as compared to the same period last year of $191,482.  Operating income was 5.3% of franchise operating revenues for the third quarter as compared to prior year third quarter of 11.9%.

  			 "Company Operations".  Operating income for the third quarter 1996 decreased by 12%, with a pre-tax income of $48,635 as compared to third quarter 1995 of $55,316.


 	LIQUIDITY AND CAPITAL RESOURCES:

   		Working capital decreased $417,000 during the first nine months of fiscal
  1996 due principally to an increase of $400,000 in the current portion of
  Long-Term Debt.  Total assets increased by $1,653,000 primarily due to the acquisition of Surface Doctor, Inc.  Current liabilities increased by
  $800,000 while long-term liabilities decreased by $425,000.  Increases in accounts payable and accrued expenses reflect the increased activity in both Company and franchisee operations.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings
                  not applicable

Item 2.  Changes in Securities
                  not applicable

Item 3.  Defaults Upon Senior Securities
                  not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                  not applicable

Item 5.  Other information
                  not applicable

Item 6.  Exhibits and Reports on Form 8-K
                  (1)  Exhibits
                           none
                  (2)  Reports on Form 8-K
                           none
- -----------------------------------------------------------------------------
                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SWISHER INTERNATIONAL, INC.
                                            Registrant

Date - September 16, 1996                   Patrick L. Swisher
                                            Patrick L. Swisher
                                            Chief Executive Officer

Date - September 16, 1996                   D. Chris Lazenby, CPA
                                            D. Chris Lazenby, CPA
                                            Chief Accountant