Form 10-K
period 1996-10-31
SWISHER INTERNATIONAL INC
filed 1997-02-18
CIK 808356

                                  FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                       Commission file number:  0-21282

                         SWISHER INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

                     NEVADA                            56-1541396
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification Number)

             6849 FAIRVIEW ROAD
          CHARLOTTE, NORTH CAROLINA                       28210
  (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (704) 364-7707

         Securities registered pursuant to Section 12(b) of the Act:

                                    NONE

         Securities registered pursuant to section 12(g) of the Act:

                               (Title of Class)

                         COMMON STOCK $.01 PAR VALUE
                       WARRANTS TO PURCHASE COMMON STOCK

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the 1,470,182 shares of Common Stock held by non-affiliates was $12,312,774 as of February 6, 1997. The market value of the shares was calculated based on a $8.375 closing bid price of such shares on Nasdaq National Market on such date.

As of January 28, 1997, 1,935,841 shares of the registrant's Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:

THE INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT IF FILED WITH THE COMMISSION ON OR BEFORE FEBRUARY 28, 1997 OR, IF SUCH PROXY STATEMENT IS NOT FILED, WILL BE FILED WITH THE COMMISSION AS AN AMENDMENT TO THIS FORM 10-K UNDER COVER OF FORM 10-K/A, NOT LATER THAN FEBRUARY 28, 1997.

Transitional Small Business Disclosure Format:   Yes     No  X
                                                     ---    ---

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Swisher International, Inc., (the "Company") was organized in 1986 to offer hygiene services and products to business customers throughout the country. From 1983 through 1988, Patrick L. Swisher, the Company's founder and President, operated a hygiene service business in the southeast portion of the United States through 11 majority-owned corporations. In 1988, the Company acquired the controlling interest in these 11 corporations from Mr. Swisher and the minority shareholders. From 1988 through 1990, the Company provided hygiene services and products to retail business customers through a total of 18 majority-owned subsidiaries. In April 1990, the Company commenced selling its existing majority-owned subsidiaries as hygiene franchises and initiated a hygiene franchise sales program in new markets.
The Company restructured its operations in order to achieve (i) faster market expansion and penetration, (ii) lower capital requirements, (iii) higher income from operations due to higher margins, (iv) lower overhead resulting from elimination of local Company-employed managers and (v) greater commitment of management through local franchise ownership. As a result, the Company's hygiene operations are now conducted principally through franchises located in the United States and Canada. The Company has also begun development of international markets, and to date has entered into master license agreements covering hygiene operations in the United Kingdom, Ireland and the Caribbean.

     In February 1994, the Company began operating a residential maid service in Charlotte, North Carolina, in order to establish a home-cleaning franchise program. In September 1994, Swisher Maids, Inc., a wholly-owned subsidiary of the Company, commenced offering franchises for "Swisher Maids" businesses, specializing in providing residential maid services. The Company currently conducts its maid services business through nine franchises and certain Company-owned operations.

     Effective July 1, 1996, the Company acquired substantially all of the assets of a franchise business based in Atlanta, Georgia known as "Surface Doctor." Surface Doctor has been engaged in franchise operations since 1993, and currently has 110 franchises located principally in the United States and Canada. Surface Doctor has also entered into master license agreements covering Brazil, Singapore/Malaysia/Indonesia, and Saudi Arabia.

     The Company's operations are presently comprised of the "Hygiene," "Swisher Maids" and "Surface Doctor" franchise programs, as well as certain Company-owned Hygiene and Maids operations. Certain Company-owned Surface Doctor operations were sold during the first quarter of 1997. (Unless the context otherwise requires, the term "Company" refers to Swisher International, Inc. and its eight wholly-owned subsidiaries, Swisher Hygiene Franchise Corporation, Swisher International of Charlotte, Inc., Swisher International of South Carolina, Inc., Swisher Maids, Inc., Swisher Hygienic Services, Inc., Jacksonville Hygiene, Inc., Surface Doctor, Inc. and
F.M.S., Inc.)

                             HYGIENE OPERATIONS

HYGIENE FRANCHISE SERVICES

     The Company's Hygiene services and products are sold principally through franchises to a broad spectrum of businesses throughout the United States and Canada, including restaurants, retail stores, manufacturers, commercial office buildings, health and childcare facilities, schools, military bases and hotels. The Company operates nationally through approximately 100 Hygiene franchisees and in portions of North and South Carolina, Florida, and Oklahoma through Company-owned operations. The Company has also implemented an aggressive international Hygiene marketing program which is conducted through master license agreements. To date, the Company has entered into Hygiene master license agreements covering the United Kingdom, Ireland and the Caribbean.

     The Hygiene services initially offered by the Company's majority-owned subsidiaries consisted of the sanitation and detail cleaning of porcelain restroom fixtures, including toilets, urinals and wash basins. Because franchisees generally visit retail business customers every week to ten days to replenish supplies and perform services, the Company has expanded the services and products offered by its franchisees to include:

     -  Sanitation and detail cleaning of porcelain fixtures in restrooms;

     - Installation and replenishment of dispensers for lanolin, soap and air fresheners;

     - Providing hand sanitizing soap and hand sanitizers in kitchens and restrooms for food services customers;

     -  Biologically treating drain lines for food services customers;

     -  Providing flying insect control systems for use in restaurants;

     -  Providing grit soap for car dealerships, tire stores and garages;

     -  Biologically treating grease traps in restaurants;

     - Providing and servicing air sanitizers in restrooms, waiting rooms and common areas; and

     -  Providing toilet tissue, hand towels and other paper products.

     Certain services and products provided by the Company's Hygiene franchisees are a natural extension of the primary services historically offered by the Company. Other services, such as providing anti-bacterial soap, have been promoted by the adoption of government regulations requiring restaurants and food handlers to use anti-bacterial soap to prevent the spread of hepatitis and other communicable diseases. Yet other services, such as the biological treatment of grease traps at food services locations, have been viewed by the Company as an opportunity to provide expanded services at restaurants. Management believes that the frequency of regularly scheduled service visits by its franchisees will continue to provide the Company with opportunities to expand the services and products marketed by its franchisees to retail business customers.

     The Company's Hygiene franchisees market their services and products to retail business customers based on factors such as enhanced appearance of the customer's business premises, cost savings, convenience, reliability, cleanliness and hygiene. The services offered by the Hygiene franchisees also enable retail businesses to decrease operating costs by reducing pilferage of supplies, inventory carrying costs, and training expense.

HYGIENE REVENUES

     The Company generates revenue through its Hygiene franchise operations in the form of initial franchise fees, product sales to franchisees, royalties, service fees, marketing fees and interest.

     INITIAL FRANCHISE FEES. On the sale of a Hygiene franchise, the Company receives an initial franchise fee which is calculated based upon the population of the territory purchased by the franchisee. The initial franchise fee is paid for a single franchise within a given geographic territory and is not related to the number of service offices opened in that territory. For territories in which the population is 500,000 persons or less, the initial franchise fee is $35,000. For each incremental increase in population of 500,000 persons, the franchise fee increases by $10,000. For territories in which the population exceeds 2,000,000 persons, the incremental increase in the initial franchise is $10,000 per 1,000,000 increase in population.

     The Company typically finances a significant portion of the initial Hygiene franchise fee payable by new franchisees and from time to time has financed 100% of the initial franchise fee payable by an existing franchisee for expansion of its territory. Since April 1993, the Company has also offered financial assistance to existing franchisees in the acquisition of competitors engaged in the hygiene business. Management believes the Company has accelerated its penetration into new markets by offering financial assistance to qualified candidates.

     Payment of the franchise fee entitles the franchisee to initial training of key employees and an initial inventory of hygiene products. The training course has a two-week curriculum, consisting of one week at the Company's facilities and one week at the franchisee's proposed business location. Continuing training is provided to franchisees through semi-annual regional meetings and a yearly national conference. The initial training program is designed to provide a franchisee with a working understanding of the day-to-day operations, management and marketing of a hygiene franchise, to familiarize the franchisee with the services and products offered by the Company and to demonstrate marketing techniques. The Company maintains a permanent staff which provides continuing operating and marketing support to its franchisees. The Company has also devoted substantial effort to the development and updating of an operations manual which provides operations, management and marketing guidelines for Swisher franchises.

     PRODUCT SALES TO HYGIENE FRANCHISEES. The franchise agreement requires franchisees to purchase Hygiene products from approved vendors, which allows the Company to maintain the quality and integrity of the products delivered by franchisees to the retail business customer. The Company is the primary approved product vendor at this time. Management believes that through the Company's volume buying of Hygiene products, the Company provides quality Hygiene products at competitive prices. Management believes the prices charged by the Company for its products are competitive with similar quality products produced by others. The Company subjects all new products to test marketing and field tests at its own facilities prior to introduction to its franchisees. Products provided by the Company to its franchisees include, among others, cleaning agents, air sanitizers and fresheners, a variety of handsoaps, flying insect spray, biological drain line and grease trap products and dispensers.

     ROYALTIES. The Company receives a royalty of 6% of a franchisee's gross revenues, as defined in the franchise agreement.

     SERVICE FEES. The Company receives a monthly service fee calculated on a sliding scale based on the franchisee's sales. The service fee ranges from $500 per month for franchises with annualized sales of up to $50,000 to $1,750 per month for franchises generating sales of up to $200,000. The service fee increases by $250 per month for each additional $100,000 in annualized sales over $200,000. The service fee is paid to compensate the Company for services provided to franchisees, which include:


     -  Generation of invoices to customers;

     -  Collection services for accounts receivable;

     - Preparation of monthly financial statements and monthly receivables aging reports;

     - Referral of national and regional accounts for which the Company has obtained approved vendor status; and

     - Toll-free phone answering services providing customers with account information and franchisees with message services.

     MARKETING FEES. The Company receives a national marketing fee, used for marketing and advertising, equal to 2% of each franchisee's gross revenues. The marketing fees are used to fund national marketing and advertising activities. An advisory council, which consists of four franchisees who are elected representatives from the four franchise regions and three senior management representatives from the Company, is responsible for directing the application of the national marketing fee. A portion of the national marketing fee is used to market to multi-location businesses such as fast food franchisors, retailers, convenience stores and manufacturers. The Company receives 10% of the 2% marketing and advertising fee for management of the national marketing programs.

     INTEREST INCOME. Interest income received by the Company from franchise operations represents income derived from financing of the initial franchise fee and purchases of short-term investments.

     HYGIENE FRANCHISE DEVELOPMENT. As of October 31, 1996, the Company had 100 Hygiene franchises and certain Company-owned operations conducting business in 38 states, the District of Columbia and Canada. This compares to 88, 66 and 41 Hygiene franchises as of October 31, 1995, 1994 and 1993, respectively. The slower growth in 1996 reflects the Company's broad geographic market penetration and the limited number of major unsold markets.

     Set forth below is information concerning the location of the Hygiene franchises sold by the Company as of October 31, 1996. The territories below are identified by the metropolitan or geographic area in which the franchise is headquartered and do not, in many cases, reflect the boundaries of the franchised territory.

ALABAMA              GEORGIA               NEW HAMPSHIRE         TENNESSEE
Huntsville           Atlanta               Ashland               Bristol
Mobile                                                           Chattanooga
Montgomery           ILLINOIS              NEW JERSEY            Knoxville
                     Chicago (Metro)       Fanwood               Memphis
ARIZONA              Chicago (Western)     Oakhurst              Nashville
Phoenix              Chicago (Suburban)    Rockaway
Tucson                                                           TEXAS
                     INDIANA               NEW YORK              Austin
ARKANSAS             Indianapolis          Brewster              Dallas
Little Rock(1)                             Buffalo/Rochester     McAllen
                     KANSAS                Long Island           San Antonio
CALIFORNIA           Kansas City           Queens
Beverly Hills                                                    UTAH
East Bay Area        KENTUCKY              NEW MEXICO            Salt Lake City
Fresno               Louisville            Albuquerque
Long Beach                                                       VIRGINIA
Mission Viejo        LOUISIANA             NORTH CAROLINA        Norfolk
Redondo Beach        New Orleans           Greensboro            Richmond
Riverside/San                              Hickory
 Bernadino           MARYLAND              Raleigh               WASHINGTON
Sacramento           Baltimore                                   Seattle
San Diego                                  OHIO                  Tacoma
San Francisco        MASSACHUSETTS         Columbus
San Jose             Sterling              Cincinnati            WEST VIRGINIA
Ventura              Plymouth              Toledo                Beaver

COLORADO             MICHIGAN              OKLAHOMA              WISCONSIN
Denver               Detroit               Tulsa(2)              Madison
                     Flint                                       Milwaukee
CONNECTICUT          Grand Rapids          OREGON
South Windsor        Kalamazoo             Portland              ALBERTA, CANADA
                     Lansing                                     Calgary
DISTRICT OF          Rochester Hills       PENNSYLVANIA          Edmonton
COLUMBIA                                   Central
Washington           MINNESOTA             Northern              ONTARIO, CANADA
                     Winona                Philadelphia          Guelph
FLORIDA                                    Pittsburgh            Ottawa
Dade County          MISSOURI              Reading               Toronto
Ft. Lauderdale       Springfield
Jacksonville(2)      St. Louis             RHODE ISLAND          BRITISH
Orlando                                    North Kingstown       COLUMBIA,
Sanibel Island       NEBRASKA                                    CANADA
Space Coast(2)       Omaha                 SOUTH CAROLINA        Vancouver
Tallahassee/                               Columbia
 Gainsville          NEVADA                Greenville            SASKATCHEWAN
Tampa                Las Vegas             Myrtle Beach          Saskatoon
                     Reno(1)
                                                                 CARIBBEAN(3)

                                                                 IRELAND(3)

                                                                 UNITED
                                                                 KINGDOM(3)

-------------------
(1) Represents franchises which have been sold but are not yet operational.
(2) The Jacksonville, Space Coast and Tulsa franchises are currently owned and operated by the Company.
(3) Represents master license agreement.

HYGIENE FRANCHISE AGREEMENT

     The Company's Hygiene franchise agreement grants the franchisee an exclusive geographical territory for a ten-year period. The franchise agreement permits successive five-year renewal terms following expiration of the initial term if the franchisee is in compliance with the terms of the agreement. The Company retains a right of first refusal to repurchase each franchise and also has the right to approve a purchaser of a franchise in the event the Company does not exercise its right of first refusal. If ownership of a franchise is transferred, the Company is entitled to receive a fee equal to 10% of the original purchase price of the franchise.

     Prospective Hygiene franchisees are given an opportunity to reserve an exclusive territory prior to execution of the franchise agreement by providing a $5,000 deposit to the Company. Following receipt of the deposit, a 30-day waiting period is imposed by the Company prior to execution of the franchise agreement to allow the prospective franchisee time to conduct due diligence and obtain professional advice and to allow the Company time to conduct credit and background checks. The deposit is applied against the franchise fee in the event of the purchase of a franchise, or is refunded, less a $500 application fee, in the event the franchise sale is not completed.

     The Hygiene franchise agreement may be terminated by the Company for, among other things, bankruptcy, insolvency or liquidation of the franchise; a material misrepresentation by the franchisee; breach of the franchise agreement or applicable federal, state or local laws; acquisition by the franchisee of an interest in a competing business; unauthorized use of the Company's services or products; or the sale, sublicense or assignment of an interest in the franchised business. The Company also has the right to terminate the franchise agreement in the event the franchise does not generate at least $100,000 in gross revenues in the first year of operation. Under certain circumstances, the franchisee may have an opportunity to cure any alleged default under the franchise agreement. The franchisee does not have a right to terminate the franchise agreement and is subject to a three year non-compete agreement following expiration or termination of the franchise agreement.

     The Company estimates that the initial investment to establish a new Hygiene franchise is between $65,700 and $115,200, allocated as follows:

                                          ESTIMATED     ESTIMATED
          EXPENSES                         MINIMUM        MAXIMUM
          --------                        ---------     ------------

     Initial franchise fee .............  $  35,000     $ 75,000 (1)
     Lease deposits and leasehold
      improvements .....................      1,000        1,400
     Equipment .........................      1,000        1,500
     Permits and licenses ..............        200          500
     Insurance .........................        700        2,000
     Deposits ..........................        300          500
     Working capital ...................     27,500       34,300
                                          ---------     --------

     Total .............................  $  65,700     $115,200
                                          ---------     --------
                                          ---------     --------

--------------------
(1)  Represents the highest initial franchise fee charged by the Company.

     Working capital includes funds for estimated initial start-up costs, supplies, salaries during the initial six months of operations and royalties, service fees and marketing fees to be paid to the Company during the initial six months of operations. A franchisee may require working capital in excess of these estimates to sustain operations, depending on such factors as the geographic distribution of retail business accounts (which impacts the number of personnel required to service the accounts), the type of retail business accounts and the frequency of service required, the balance between credit and C.O.D. customers and local marketing expenses incurred by the franchisee.

COMPANY-OWNED HYGIENE OPERATIONS

     The Company's wholly-owned subsidiary, Swisher International of Charlotte, Inc., is actively engaged in providing Hygiene services and products in portions of North and South Carolina. In the course of conducting its hygiene operations, the Company is able to test new products, services, marketing strategies and other business practices prior to introduction to the franchisees. The Charlotte, North Carolina operation is also used by the Company to provide training to franchisees. The following table sets forth information concerning the revenues derived from the Company-owned Hygiene operations:

                                             YEAR ENDED OCTOBER 31,
                                     -------------------------------------
                                         1996          1995         1994
                                     -----------   ----------   ----------

     Hygiene revenues .............. $1,884,785    $1,462,332    $878,605

-------------------
(1) Figures for 1994 include revenues attributable to (i) the Company's wholly-owned hygiene operations in Columbia, South Carolina and Augusta, Georgia, which were sold in July 1994 and (ii) the Austin, Texas franchise, which was repurchased by the Company in June 1993 and resold in January 1994.

(2) Figure for 1995 includes revenues attributable to (i) the Houston franchise, which was owned and operated by the Company during the entire year, and (ii) the Birmingham, Jacksonville, Space Coast and Tulsa franchises, each of which the Company repurchased, owned and operated for a portion of the year. The Company continues to own and operate the Jacksonville, Space Coast and Tulsa franchises.


INTERNATIONAL HYGIENE LICENSE AGREEMENTS

     During 1996 the Company implemented an international Hygiene marketing program. To date, the Company has entered into Master License Agreements covering the United Kingdom, Ireland and the Caribbean.

     The Master License Agreement grants a ten year, exclusive license to conduct a Swisher Hygiene business using the Company's trademarks, service marks, procedures and techniques within a specified country or territory. The licensee has the right to establish its own Hygiene operations or to assign such rights to one or more sublicensees. The Company retains a right of first refusal to repurchase the Master License and also has the right to approve any proposed transfer of the Master License.

     The licensee is required to pay an initial license fee which, to date, has ranged from $60,000 to $250,000. The licensee is also required to pay minimum monthly royalties which are based upon (i) initial fees paid by sublicensees and (ii) ongoing revenues attributable to the Hygiene operations of the licensee and any of its sublicensees.

     The licensee is responsible for the selection, training and supervision of all sublicensees and for ensuring that its operations comply with applicable government regulations. The licensee is obligated to develop and maintain a minimum number of company-owned or sublicensed Hygiene businesses, and to make certain minimum advertising and marketing expenditures. The licensee and all sublicensees are required to purchase equipment and supplies from the Company or from vendors approved by the Company. The Company is oligated to provide initial training and ongoing suport directly to the licensee.

     The Master License Agreement may be terminated by the Company or by the licensee upon certain breaches or events of default.

HYGIENE MARKET AND GROWTH STRATEGY

     The Company estimates that there are approximately 10 significant territories in the United States which are not currently served by the Company or its existing Hygiene franchisees. In order to expand the market for Hygiene franchises, the Company has developed a Canadian franchise sales program. The Company sold its first Canadian franchise in Toronto in October 1993, sold three additional franchises in Canada during the 1994 fiscal year and sold one additional franchise in Canada in the 1995 fiscal year. The Canadian franchise sales program is similar to the Company's franchise sales program in the United States. The Company focuses its franchising activities on selected areas in an effort to establish multiple franchises within a particular geographic area. However, the Company has not had extensive experience with international franchise operations in the past and, accordingly, the Company may be subject to a number of risks in the development of international franchises.

     The Company's Master License program represents the Company's latest attempt to expand its Hygiene Market. Given the penetration already achieved by the Company's domestic Hygiene operations, the Company believes that international markets offer the greatest growth opportunity for Hygiene revenues. The Company has sold three Hygiene Master Licenses to date, and international marketing efforts are expected to increase during 1997.

     The Company expects that its future growth in Hygiene revenues will be derived from penetration of international markets, increased product sales to franchisees, expansion of business accounts serviced by franchisees, sale of additional franchises, and introduction of new products and services. The sale of new franchises has the potential to generate franchise fees as well as increase continuing revenues attributable to continuing product sales, royalties and/or service fees. The Company offers franchises and master licenses directly through sales personnel located at the Company's headquarters. The Company solicits franchise and master license sales through advertisements placed in ENTREPRENEUR and SUCCESS magazines and other business publications. The Company also places newspaper advertisements in both domestic and international markets which are targeted by the Company for expansion. Through the Company's efforts, it and its franchisees have also received publicity in magazines, newspapers and on television, which management believes enhances the Company's ability to market new franchises.

                               SWISHER MAIDS OPERATIONS

SWISHER MAIDS SERVICES

     As of October 31, 1996, the Company had nine Swisher Maids franchises in operation and Company-owned residential maid services in Charlotte, North Carolina and Phoenix, Arizona. A Swisher Maids franchisee provides residential maid services to its customers. A team of house-cleaning professionals is assigned to each customer's home on a schedule that is set by the customer. Cleaning services regularly performed include:

     -    Cleaning and sanitizing bathroom fixtures and mirrors;
     - Cleaning counters, appliance surfaces, floors and sinks in the kitchen;
     -    Vacuuming carpets, hardwood, tile and vinyl;
     -    Dusting baseboards, sills, decor and furnishings;
     -    Spot cleaning to remove fingerprints and smudges; and
     -    Other services as required by the customer.

     Franchisees provide all necessary cleaning supplies and equipment, including backpack vacuums, which allows customers to decrease their household expenses for such items.

     A significant service made available to franchisees and their customers is the Swisher Maids computerized scheduling system. The Company's research prior to establishment of the Swisher Maids franchise operations indicated that potential customers are unable to contact most maid services by telephone. In order to avoid this problem, each Swisher Maid franchisee is equipped with a computerized scheduling system that is linked to the Company's central office. Should a customer call when the franchisee is out of his office, the call will automatically "roll over" to the central office and be answered by the Company's central operator. The central office has access to each franchisee's computerized calendar and can schedule an appointment for the customer on the franchisee's computer.

SWISHER MAIDS REVENUES

     The Company generates revenues from its Swisher Maids franchise operations in the form of franchise fees, royalties, service fees, marketing fees and interest income. The first five franchises were sold in October 1994, and accordingly, the fiscal year ended October 31, 1995 was the first full year of operations for Swisher Maids franchisees.

     INITIAL FRANCHISE FEES. Franchises are granted for a specific geographic territory, but unlike the Hygiene franchise, a Swisher Maids franchise entitles the franchisee to operate from a single location within the specified territory. Each Swisher Maids franchisee may offer and provide services only to residential customers which are located within its franchised territory. The initial franchise fee payable to Swisher Maids is $10,000, plus $1.00 per qualified household within the territory purchased by the franchisee. A "qualified household" is a household whose minimum annual income is $50,000 or more, according to the most recent U.S. Census Bureau data available or from data provided by a generally accepted independent commercial demographic firm. The Company expects that territories will generally contain not less than 5,000 nor more than 20,000 qualified households. Accordingly, the initial franchise fee ranges from $15,000 to $30,000. Prospective franchisees may pay a $5,000 deposit to the Company to reserve a specified territory. The balance of the fee is due upon signing the franchise agreement. The deposit is applied against the initial franchise fee in the event of the purchase of a franchise, or is refunded, less a $500 administrative fee, in the event the franchise sale is not completed. As with its sale of Hygiene franchises, the Company may finance all or a portion of the initial franchise fee payable by a franchisee.

     The franchise fee entitles the franchisee to initial training of two employees designed to provide a franchisee with a working understanding of the day-to-day operations, management and marketing of the franchise. The Company also provides continuing operating and marketing support to its franchisees and provides its franchisees with an operations manual.

     PRODUCT PURCHASES BY FRANCHISEES. The franchise agreement requires franchisees to purchase house-cleaning supplies and equipment from approved vendors, which allows the Company to maintain the quality and integrity of the products delivered by franchisees to the retail customer. The Company does not offer products to franchisees and does not receive any fee in connection with purchases made by franchisees.

     ROYALTIES. Swisher Maids receives a royalty, payable weekly, based on a franchisee's annual gross revenues, as defined in the franchise agreement. The royalty is 6% of gross revenues up to $300,000; 5% of gross revenues over $300,000 and up to $400,000; and 4% of gross revenues over $400,000.

     SERVICE FEES. The service fee for each franchise is $75 per week during the first four weeks. Thereafter, the fee increases by $25 every four weeks until the fee reaches the maximum of $175 per week. The maximum flat fee remains in place until weekly gross revenues from the franchise reach $9,600; thereafter, the service fee is 2% of gross revenues. The service fee is paid to compensate the Company for certain services provided to franchisees, which include telephone answering services for purposes of scheduling estimates for potential customers. The Company may also provide management support (including hiring, recruiting, training and managing) for additional fees specified from time to time.

     MARKETING FEES. The Company has established a marketing fund used for marketing and advertising for Swisher Maids franchises. Each franchisee must pay a fee equal to 2% of its gross revenues into the fund. This fee is in addition to the minimum local advertising expenditure required of each Swisher Maids franchisee in the amount of $2,000 per month. The Company retains 10% of the marketing fees as compensation for administrative and overhead expense incurred in managing the marketing and advertising activities.

     SWISHER MAIDS FRANCHISE DEVELOPMENT. As of October 31, 1996, the Company had nine franchises and Company-owned operations in Charlotte, North Carolina and Phoenix, Arizona. This compares to 19, 5 and 0 Swisher Maids franchises as of October 31, 1995, 1994 and 1993. The decline experienced in 1996 reflects the consolidation of certain fr anchise markets and the Company's intentions to continue Swisher Maids operations at their existing level for the immediate future.

SWISHER MAIDS FRANCHISE AGREEMENT

     Swisher Maids franchisees are granted a sublicense to use the "Swisher Maids" service mark and associated proprietary names and marks in an exclusive franchised territory. Franchisees have the right to operate their business from a single location within the territory for a five year term. The term of the agreement may be renewed provided, among other conditions, the franchisee has been, and is, in compliance with the terms of the agreement and pays Swisher Maids a renewal fee equal to 10% of the initial franchise fee then being charged for a new Swisher Maids franchise.

     Other terms and conditions of the franchise agreement, including the right of first refusal to repurchase a franchise, the right to approve a transfer and receive a transfer fee, and the termination provisions, are similar to those contained in the Company's Hygiene franchise agreement, as described above. However, unlike the Hygiene franchise agreements, (i) the Company cannot terminate the Swisher Maids franchise agreement for failure of the franchisee to generate any specific level of revenue and (ii) the franchisee is subject to a two year non-compete following expiration or termination of the franchise agreement.

     The Company estimates that the initial investment to establish a new Swisher Maids franchise ranges from approximately $24,200 to $52,100, allocated as follows:

                                                ESTIMATED    ESTIMATED
        EXPENSES                                 MINIMUM      MAXIMUM
        --------                                ---------    ---------
        Initial franchise fee.................   $15,000      $30,000
        Lease deposits and leasehold
         improvements.........................     1,700        4,500
        Equipment.............................       200        1,000
        Permits and licenses..................       200          300
        Insurance(1)..........................       500        2,000
        Automobile(2).........................       300          400
        Computers(3)..........................         0        1,900
        Training expense......................         0          500
        Advertising(4)........................     4,000        5,000
        Deposits..............................       300          500
        Working capital.......................     2,000        6,000
                                                 -------      -------
        Total                                    $24,200      $52,100
                                                 -------      -------
                                                 -------      -------

(1)  One year of liability coverage, including automobile insurance.
     Does not include bonds for employees or workers compensation insurance.

(2) Franchisees must purchase or lease at least one vehicle in accordance with specifications.
(3)  Required for telephone answering services and accounting software.

(4) Includes $2,000 for grand opening advertising and one month of the required $2,000 monthly fee.

     A franchisee may require working capital in excess of these estimates to sustain operations, depending on such factors as whether the business is owner-operated, the rate of growth of the business, the size of the territory, the franchisee's business and management skill, economic conditions, competition in the territory and the quality of the franchisee's customer service.

COMPANY-OWNED SWISHER MAIDS OPERATIONS

     The following table sets forth information concerning the revenues derived from Company-owned Swisher Maids operations:

                                          YEAR ENDED OCTOBER 31,
                                     --------------------------------
                                       1996        1995        1994
                                     --------    --------    --------
     Swisher Maids.................  $641,974    $313,253    $150,405

SWISHER MAIDS MARKET AND CONSOLIDATION STRATEGY

     Management believes the aging of the Baby Boom generation and the increase in dual income families have combined to make residential maid service a growing industry. Various sources estimate that over 70% of working-age women in America are employed outside the home, often times as part of a dual income family with small children. Women in these households typically have limited time to clean their homes, but do have sufficient income to contract for maid service. The Company anticipates that this market will continue to grow.

     The Company believes that strong demand exists for residential maid services. In order to strengthen its Swisher Maids operations, the Company has taken steps to expand the territories of most of its franchisees. In particular, the Company has repurchased a total of four Swisher Maids franchises, of which two have been resold and two are currently owned and operated by the Company. The Company intends to continue its Swisher Maids operations at their existing levels for the immediate future.

                         SURFACE DOCTOR OPERATIONS

SURFACE DOCTOR SERVICES

     The Company acquired the Surface Doctor franchise operations effective as of July 1, 1996, from Professional Carpet Systems, Inc. and Old Dixie Supply Company (together, the "Sellers"). The Sellers operated Surface Doctor as a jointly-owned operating division. The purchased assets consisted of all of Sellers' rights under Surface Doctor franchise agreements and all trademarks, and service marks, accounts and notes receivable, inventories and equipment relating to the Surface Doctor operations.

     Surface Doctor franchise operations were initiated by Sellers in 1994. As of the Company's acquisition of Surface Doctor, there were approximately 100 domestic and 9 foreign Surface Doctor franchisees. The Company began to offer Surface Doctor franchisees in August 1996, and there are currently approximately 115 domestic and 10 foreign Surface Doctor franchises. Surface Doctor franchises offer mobile, on-location kitchen and bath restoration services, particularly with respect to cabinets, counter tops, and fixtures. Surface Doctor restoration services offer customers a low-cost alternative to the replacement of laminate, porcelain, fiberglass tile, cultured marble, metal and related surfaces. Restoration services are typically marketed to homeowners, hotels, apartment complexes, office and industrial facilities, appliance rental companies, and managers of residential and commercial properties.

SURFACE DOCTOR REVENUES

     The Company generates revenue through its Surface Doctor franchise operations in the form of initial franchise fees, product sales to franchisees, royalties, and marketing fees.

     INITIAL FRANCHISE FEES. On the sale of a Surface Doctor franchise, the Company receives an initial franchise fee of $10,800 for each Designated Marketing Area ("DMA"). A DMA is defined as a single county, parish or similar geographic area containing at least 100,000 residents. Each franchisee has the non-exclusive right to use the Surface Doctor names, marks and business methods in the DMA. Within a DMA, the Company may not sell more than one Surface Doctor franchise for each 100,000 residents.

     Payment of the franchise fee entitles the franchisee to initial training of key employees. The training course has a two-week curriculum of classroom and hands-on training which is conducted at the Company's facilities. Continuing training is provided to franchisees through periodic meetings and conferences. The initial training program is designed to provide a franchisee with a working understanding of the management and marketing of a Surface Doctor franchise and to familiarize the franchisee with the refinishing and restoration services and products offered by the Company. The Company maintains a permanent staff which provides continuing operating and marketing support to its franchisees.

     PRODUCT SALES TO SURFACE DOCTOR FRANCHISEES. The franchise agreement requires franchisees to purchase Surface Doctor products from approved vendors, which allows the Company to maintain the quality and integrity of the products delivered by franchisees to the retail business customer. The Company is the sole approved product vendor at this time. Management believes that through volume purchasing, the Company provides quality products at competitive prices. Products provided by the Company to its franchisees include, tools and equipment, cleaning agents, safety equipment, supplies and marketing and promotional materials.

        ROYALTIES. Pursuant to the Company's current franchise agreement, the Company receives a royalty on each franchisee's gross revenues. Royalties are calculated on a sliding scale based on the franchisee's revenues, ranging from 4% to 6% of gross revenues. The Company is entitled to a minimum monthly royalty of $200. Substantially all of the franchisees as of October 31, 1996 are governed by the prior Surface Doctor franchise agreement, which requires a $175 monthly royalty.

     SERVICE FEES. The Company receives a monthly service fee of 2% of monthly gross revenues. The service fee is paid to compensate the Company for services provided to franchisees, which include:

     -  Generation of invoices to customers;

     -  Collection services for accounts receivable;

     - Preparation of monthly financial statements and monthly receivables aging reports; and

     - Toll-free phone answering services providing customers with account information and franchisees with message services.

     MARKETING FEES. Pursuant to the current franchise agreement, the Company receives a monthly marketing fee equal to 2% of each franchisee's gross revenues. The marketing fees are used to fund marketing and advertising activities and to fund various market research and development activities.
The Company has the authority and responsibility for directing the application of the marketing fee. Substantially all of the franchisees as of October 31, 1996 are governed by the prior franchise agreement, which requires a $25 monthly marketing fee.

     SURFACE DOCTOR FRANCHISE DEVELOPMENT. As of October 31, 1996, the Company had approximately 115 Surface Doctor franchises conducting business in the United States and approximately ten franchises based in certain foreign countries as well as one Company-owned operation based in Atlanta. The Atlanta operation was sold to a franchisee in the first quarter of 1997.

     Set forth below is information concerning the location of Surface Doctor franchises existing as of October 31, 1996. (Except as indicated otherwise, each market contains one franchise.)

ALABAMA            ILLINOIS            NEW YORK              WASHINGTON
Birmingham         Chicago (3)         Queens                Bainbridge Island
Tuscaloosa         Lake County         Staten Island
                                       Suffolk County        WEST VIRGINIA
ALASKA             INDIANA             Walden                Charleston
Anchorage          Indianapolis        Westchester County    Morgantown
                                                             Parkersburg
ARIZONA            IOWA                NORTH CAROLINA
Phoenix (2)        Council Bluffs      Charlotte (2)         WISCONSIN
Tucson (2)         Davenport           Kitty Hawk            Green Bay
                   Sioux City                                Milwaukee
ARKANSAS           Des Moines (2)      OHIO
Hot Spring                             Cleveland (2)         WYOMING
                   KANSAS              Columbus              Casper
CALIFORNIA         Kansas City         Marietta              Upton
Los Angeles (2)    Topeka              Toledo
Orange County                                                BRAZIL
                   KENTUCKY            OKLAHOMA              San Paulo
COLORADO           Paducah             Oklahoma City
Colorado Springs                       Tulsa (2)             BRITISH COLUMBIA,
Denver             LOUISIANA                                 CANADA
Fort Collins       Jefferson Parrish   OREGON                Campbell River
Leadville          New Orleans         Portland
Stamboat Springs                                             ONTARIO, CANADA
                   MARYLAND            PENNSYLVANIA          Amherstview
CONNECTICUT        Easton              Pittsburgh            Carrying Place
Hartford                                                     Ottowa
New Haven          MICHIGAN            SOUTH CAROLINA        Wiarton
                   Grand Rapids        Charleston
FLORIDA            Muskegon            Fort Mill             NEWFOUNDLAND,
Destin                                 Greenville            CANADA
Indian Harbor      MINNESOTA           Spartanburg           Mount Pearl
Jacksonville       Minneapolis
Orlando            Rochester           SOUTH DAKOTA          NOVA SCOTIA,
Palm Harbor/       St. Cloud           Sioux Falls           CANADA
St. Peterbsurg     St. Paul                                  Dartmouth
Pensacola                              TENNESSEE             Halifax
                   MISSISSIPPI         Chatanooga
GEORGIA            Gulfport/Biloxi     Knoxville             SINGAPORE/
Atlanta                                Nashville (2)         INDONESIA/
Augusta            MISSOURI                                  MALAYSIA
Columbus           Kansas City (2)     TEXAS
Decatur            Springfield         El Paso
Jessup                                 Houston (2)
Kennesaw           NEBRASKA            Lake Jackson
Savannah           Gibbon              Midland/Odessa
Tucker                                 Plano
                   NEVADA
HAWAII             Reno (2)            VERMONT
Honolulu                               Burlington
                   NEW JERSEY
IDAHO              East Brunswick      VIRGINIA
Boise (2)                              Alexandria/Arlington
                   NEW MEXICO          Fairfax County
                   Hobbs               Hampton
                                       Richmond
                                       Virginia Beach

SURFACE DOCTOR FRANCHISE AGREEMENT

     The Company's Surface Doctor franchise agreement grants the franchisee a nonexclusive geographical territory for a ten-year period. The franchise agreement permits successive renewal terms following expiration of the initial term if the franchisee is in compliance with the terms of the agreement.

     The Surface Doctor franchise agreement may be terminated by the Company for, among other things, bankruptcy, insolvency or abandonment of the franchisee; a material misrepresentation by the franchisee; breach of the franchise agreement or applicable federal, state or local laws; unauthorized use of the Company's services or products; or the unauthorized sale or assignment of an interest in the franchised business. Under certain circumstances, the franchisee may have an opportunity to cure any alleged default under the franchise agreement. The franchisee has the right to terminate the franchise agreement upon 60 days' prior notice.

        The Company estimates that the initial investment to establish a new Surface Doctor franchise is between $36,000 and $41,900 allocated as follows:

                                          ESTIMATED       ESTIMATED
        EXPENSES                           MINIMUM         MAXIMUM
        --------                          ---------       ---------
        Initial franchise fee...........   $10,800         $10,800
        Training expenses...............     1,000           3,000
        Equipment and Inventory.........     4,000           4,000
        Insurance.......................     1,300           2,200
        Working capital.................     1,000           2,000
        Service van.....................    17,000          19,000
        Miscellaneous...................       900             900
                                           -------         -------
        Total...........................   $36,000         $41,900
                                           -------         -------
                                           -------         -------

        Working capital includes funds for estimated start-up costs during the initial three months of operations, and assumes the franchisee operates the business himself and thereby avoids payroll costs.

COMPANY-OWNED SURFACE DOCTOR OPERATIONS

        The Company acquired Surface Doctor effective July 1, 1996. Company-owned Surface Doctor operations generated revenues of $84,427 from July 1, 1996 through October 31, 1996.

SURFACE DOCTOR MARKET AND GROWTH STRATEGY

        The Company expects that future growth of Surface Doctor operations will be derived from sale of additional franchises, increased product sales to franchisees, and introduction of new products and services. The sale of new franchises has the potential to generate franchise fees as well as increase revenues attributable to product sales, royalties and service fees. Unlike the Company's Hygiene operations, which have already achieved substantial market coverage in the United States, substantial growth opportunities continue to exist for Surface Doctor in the United States. Although there are currently in excess of 100 Surface Doctor franchises in the United States, such franchises are granted on a nonexclusive basis with a population requirement of just 100,000 people per franchise. As a result, the Company expects that the sale of Surface Doctor franchises in the United States will exceed sales of both Hygiene and Swisher Maids franchises. The Company also believes that a demand exists for Surface Doctor franchises in foreign countries, and there are currently a total of ten franchises located in Canada, Brazil and Singapore/Indonesia/Malaysia. Since August 1996, the Company has marketed Surface Doctor franchises directly through sales personnel located at the Company's headquarters, through advertisements placed in magazines and other business publications. The Company also places newspaper advertisements in select markets which are targeted by the Company for expansion.

PROPRIETARY RIGHTS

        The "SWISHER," "Swisher Maids," "S" design and "Surface Doctor" marks have been registered as service marks on the principal register of the United States Patent and Trademark Office. The "Surface Doctor" mark is owned by the prior owner of the Surface Doctor operations, which is obligated to assign the mark to the Company. Management of the Company also believes the Company has developed proprietary rights in the Swisher trade name and in associated common law trademarks including "Sanitized by Swisher," "Swisher System" and "Swisher Hygiene." All of the Company's service marks, trade names and common law trademarks are licensed to franchisees under franchise agreement provisions strictly regulating their use. The Company has applied for registration of its marks in Europe, Canada, Brazil, Japan, Jordan, Mexico, Oman, Saudi Arabia and South Africa, and will make applications in other countries as the expansion of its operations may require.

        The Company intends to file all required renewal applications and to take other steps reasonably necessary to maintain the integrity of its services marks, trade names and other proprietary names and marks against unauthorized use. Failure to defend and protect such service marks and other proprietary names and marks could adversely affect the Company's sales of franchises and continuing operations. The Company knows of no currently infringing uses.

COMPETITION

        The Company believes that the markets for its Hygiene, Maids and Surface Doctor services are highly fragmented. The barriers to entry in each market are low and, accordingly, competition is intense. The vast majority of the Company's Hygiene competitors are small, locally-owned janitorial or hygiene service firms, as well as a number of regional hygiene competitors based in Florida, Texas and Missouri, while Maid Service competitors consist generally of local independent operators and a small number of national or regional companies, including franchise operators. Surface Doctor competitors consist primarily of providers of traditional remodeling services, as well as small operators who offer certain of the refinishing services which are provided by Surface Doctor franchises.

        The success of the Company depends in great part on the operating performance of its Hygiene, Swisher Maids and Surface Doctor franchisees and their ability to increase market penetration and establish name awareness. The Company believes that the principal competitive factors in the Hygiene, Swisher Maids and Surface Doctor industries are quality and timeliness of services, price, convenience and the mix of services offered. Management believes that both Hygiene and Surface Doctor franchises compete effectively on the basis of price, convenience, quality and timeliness of service. Although Swisher Maids franchises have, for a variety of reasons, competed less favorably in the market for residential maid services, the Company believes that the recent consolidation of certain Maids franchises has strengthened the competitive position of the Company's Maids operations. There nevertheless can be no assurance that the Company and its franchisees will be able to compete successfully in their respective markets.

REGULATION

        The Company is subject to Federal Trade Commission ("FTC") regulation and state laws which regulate the offering and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchise/franchisee relationship, such as business opportunity laws. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish all prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule.

        Several states regulate the offer and sale of franchises by requiring both disclosure to prospective franchisees and, in almost all cases, registration of the franchise offering. Certain states also regulate the franchise relationship by requiring that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of standards of performance on a franchisee, and regulate discrimination among franchisees in charges, royalties and fees. Such laws also restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure and an obligation to repurchase inventory or pay other compensation. These provisions have not had a material effect on the Company's operations.

        Although the Company is not aware of any pending franchise legislation which is likely to affect its operations, there can be no assurance that future franchise legislation will not impose additional requirements or expenses on the Company's business. The Company believes that its operations are in compliance with the FTC Rule and state franchise laws. The Company is presently authorized to sell Hygiene franchises in 47 states, Surface Doctor franchises in 50 states, and Swisher Maid franchises in 39 states.

        The Company may also be subject to government regulation concerning the offer and sale of licenses and franchises in foreign countries. However, by offering a master franchise or master license covering an entire country, the Company expects to minimize the extent to which its international operations will be governed by the laws of foreign jurisdictions. The Company's master licensee or master franchisee will, however, be required to comply with the laws and regulations, if any, governing the sale of franchises within its country or territory. Government regulations in foreign jurisdictions may, therefore, slow the development of international franchise operations.

        The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of the personnel employed by the Company are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase the Company's labor costs.

        Federal and state environmental regulations have not had a material adverse effect on the Company's operations.

EMPLOYEES

        The Company employed approximately 110 persons at February 1, 1997. Approximately 40 persons are employed in the Company's franchise operations, and approximately 70 persons are employed in the Company-owned Hygiene and Swisher Maids operations. The Company's employees are not covered by any collective bargaining agreements. Management believes that its relations with employees are satisfactory.

ITEM 2. PROPERTIES

        The Company maintains its administrative facilities at 6849 Fairview Road, Charlotte, North Carolina 28210. These facilities consist of approximately 13,000 square feet of office space which is leased from a partnership in which Mr. Swisher is a 33% partner. The Company has occupied the premises since February 1993. The Company's lease extends through March 2000 and requires rental payments of $10,134 per month during the term of the lease, subject to increase in accordance with the rate of increase of the Consumer Price Index. Management believes the Company's facilities will be adequate for its needs for the foreseeable future.

        The Company maintains a 2,500 square foot warehouse/office facility for certain of its Company-owned operations under a lease expiring in May 2001. The lease presently requires monthly payments of $1,500. Lease payments will increase in future periods, and will total $1,600 per month during the final year of the lease.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceeding and is not aware of any pending or threatened legal proceeding which could reasonably be expected to have a material adverse effect upon the Company's business, operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the three months ended October 31, 1996.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was quoted on the Electronic Bulletin Board from its initial public offering through April 20, 1993, and thereafter the Common Stock has been quoted on the Nasdaq National Market under the symbol "SWSH". The following table sets forth the range of high and low closing bid prices, as reported by the National Quotation Bureau during the past two fiscal years. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                              HIGH      LOW
                                                             -----     -----
         1995 FISCAL YEAR
           First quarter...................................  $3.63     $2.38
           Second quarter..................................   2.88      2.50
           Third quarter...................................   3.88      2.75
           Fourth quarter..................................   4.12      2.63

         1996 FISCAL YEAR
           First quarter...................................  $4.88     $3.00
           Second quarter..................................   5.00      3.13
           Third quarter...................................   7.00      4.00
           Fourth quarter..................................   5.75      4.50

         On January 27, 1997, the closing bid price of the Common Stock was $8.38. As of January 27, 1997, there were approximately 81 record owners of the Company's Common Stock.

         As reflected in the price quotations above, the Company's Common Stock has experienced significant price fluctuations. Any purchase or sale of a significant number of shares during a relatively short time period may have significantly affected the bid and asked quotations for the Common Stock. Other factors that may cause the market price of the Common Stock to fluctuate include quarterly fluctuations in results of operations, announcements of new services or products by the Company, market conditions specific to the Company's industry and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may adversely affect the price of the Common Stock.

         The Company has never paid any cash dividends on its Common Stock. It is the current policy of the Company not to pay cash dividends on the Common Stock. Any payment of cash dividends in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors deems relevant. The loan agreement between the Company and its bank prohibits the payment of dividends without the bank's prior written consent.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and independent auditors' report, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

STATEMENT OF OPERATIONS:

                                                       FOR THE YEAR ENDED OCTOBER 31,
                                         ---------------------------------------------------------
                                           1996        1995        1994         1993        1992
                                         ---------   ---------   ---------   ---------   ---------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenues                                 $  10,661   $   7,963   $   5,978   $   4,769   $   3,799
                                         ---------   ---------   ---------   ---------   ---------
                                         ---------   ---------   ---------   ---------   ---------
Expenses:
  Selling, general and administrative
    expenses                             $   4,060   $   3,124   $   2,891   $   1,988   $   1,435
  Cost of product sales to franchisees       3,029       2,104       1,376         930         554
  Costs related to Company-owned
    hygiene operations                       1,789       1,521         785         852       1,074
  Costs related to Company-owned
    maids operations                           725         430         379          --          --
  Costs related to Company-owned
    Surface Doctor franchises                  102          --          --          --          --
  Interest                                     257         162           5          11          23
                                         ---------   ---------   ---------   ---------   ---------
                                         $   9,962   $   7,341   $   5,436   $   3,781   $   3,086
                                         ---------   ---------   ---------   ---------   ---------
Income before other revenues (expenses)  $     699   $     622   $     542   $     988   $     714

Other revenues (expenses)
  Gain on sale of Company-owned hygiene
    operations                                  --          --          --          --          87
  Minority interest                             --          --          --          --          --
                                         ---------------------------------------------------------
                                         $      --   $      --   $      --   $      --   $      87
Income before taxes                      $     699   $     622   $     542   $     988   $     800
Income tax expense                            (319)       (246)       (209)       (370)       (328)
                                         ---------   ---------   ---------   ---------   ---------
Net income                               $     380   $     376   $     333   $     618   $     472
                                         ---------   ---------   ---------   ---------   ---------
                                         ---------   ---------   ---------   ---------   ---------
Net income per common share              $    0.20   $    0.20   $    0.17   $    0.37   $    0.39
                                         ---------   ---------   ---------   ---------   ---------
                                         ---------   ---------   ---------   ---------   ---------
Weighted average number of
  shares outstanding                     1,912,857   1,904,258   2,014,932   1,686,436   1,224,655
                                         ---------   ---------   ---------   ---------   ---------
                                         ---------   ---------   ---------   ---------   ---------

-------------------

BALANCE SHEET DATA:

                                                    OCTOBER 31,
                                    ------------------------------------------
                                     1996     1995     1994     1993     1992
                                    ------   ------   ------   ------   ------
                                                  (IN THOUSANDS)
         Working Capital           $ 2,139   $2,144   $2,556   $3,484   $  228
         Total assets               10,213    7,958    5,959    5,344    1,163
         Long-term debt                859    1,438      113        2        7
         Total liabilities           4,341    3,474    1,007      710      644
         Stockholder's equity
                                     5,872    4,484    4,952    4,634      520

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND SELECTED FINANCIAL DATA APPEARING ELSEWHERE IN THIS ANNUAL REPORT.


    The Company operates in four principal business segments: Hygiene, Maids and Surface Doctor services conducted through franchise operations which generate franchise sales and annuity revenues (i.e., services fees, product sales, royalties and marketing fees), and each of the Company's wholly-owned Hygiene, Swisher Maids and Surface Doctor operations. The Company acquired Surface Doctor effective July 1, 1996, and the Company's financial statements reflect the Surface Doctor franchise operations and certain Company-owned Surface Doctor operations for the four month period ended October 31, 1996. Company-owned Surface Doctor operations were sold to a franchisee in the first quarter of the 1997 fiscal year. In February 1994, the Company's wholly-owned Swisher Maids subsidiary began operating in Charlotte, North Carolina in preparation for initiating the Maid Service franchise marketing program. In October 1994, the Company sold its first Swisher Maids franchises.

    Prior to and during a majority of the year ended October 31, 1990, the Company derived its revenues exclusively from Company-owned Hygiene operations. During the 1990 Fiscal Year, the Company commenced selling its 18 existing majority-owned Hygiene subsidiaries as franchises in their existing markets and began selling other franchises in new markets. This repositioning of the Company was a direct result of management's determination in late 1989 that an opportunity existed to accelerate the Company's penetration of the national Hygiene market and increase its profitability through a program of selling franchises. As the Company implemented its plan to operate as a franchise business, including the sale of majority-owned subsidiaries as franchises, revenues from Company-owned Hygiene operations declined, both in terms of absolute dollars and as a percentage of total revenues. At October 31, 1993, the Company had substantially completed its repositioning to a franchise business as a result of the sale as franchises of all of its majority-owned subsidiaries and had commenced an international franchise sales program. The Company nevertheless continues to maintain Company-owned Hygiene operations servicing portions of North and South Carolina, Florida and Oklahoma. In addition, the Company repurchased and currently owns and operates Hygiene franchises located in Jacksonville and Space Coast, Florida and Tulsa, Oklahoma. The Company also continues to operate a Swisher Maids business in portions of Charlotte, North Carolina.

    Management's decision to reposition the Company has resulted in substantial increases in revenues from franchise operations since the fiscal year ended October 31, 1991. Revenues from franchise operations, including franchise sales, product sales, royalties, service fees, marketing fees and interest income, have increased consistently from $1,412,000 in the 1991 Fiscal Year to $6,613,000 in the 1996 Fiscal Year. The Company experienced a decrease in net income during fiscal 1994, due to the cost of expanding the Company's infrastructure to support its present and future growth in Hygiene services and products. Net income increased during fiscal 1995 due largely to the increase in Hygiene franchise revenues, particularly revenues attributable to product sales and royalties. From April 1993 to October 1996, the total number of Swisher Hygiene and Maid franchises had grown from 46 to 109; also at October 31, 1996, the Company had 123 Surface Doctor franchises.

    Assets held for sale consist of assets purchased by the Company from certain franchisees who failed to comply with the terms of their franchise agreements. The Company intends to sell such assets as soon as possible. Notes receivable consist of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the franchisees' assets and, in some cases, are personally guaranteed by the franchisees. Notes receivable were $3,097,000 and $2,729,000 as of October 31, 1996 and 1995, respectively.
Goodwill includes the excess of acquisition costs over fair value of the net assets acquired in the Surface Doctor transaction, and is being amortized over a 20 year period. During the 1996 Fiscal Year the Company initiated certain international activities. In particular, the Company began offering Hygiene master licenses and Surface Doctor franchises in certain foreign markets.
The Company's international operations generated revenues of $256,000 during the 1996 Fiscal Year. (See Consolidated Financial Statements.)

    The following table sets forth the percentage relationship to total revenues or total expenses, as the case may be, of certain items included in the Company's statement of operations and notes thereto for the periods indicated.

                                                YEAR ENDED OCTOBER 31,
                                                -----------------------
                                                 1996     1995     1994
                                                -----    -----    -----
Revenues:
  Product sales                                 30.8%     29.6%    26.1%
  Service fees                                  15.6%     17.4%    16.6%
  Royalties                                     15.3%     15.0%    13.5%
  Marketing fees                                 0.4%      0.6%     0.4%
  Initial franchise fees - hygiene               3.6%      7.4%    19.6%
  Initial franchise fees - maids                (0.4)%     4.4%     0.5%
  Initial franchise fees - Surface Doctor        4.6%       -        -
  Company-owned hygiene operations              17.7%     18.4%    14.7%
  Company-owned maids operations                 6.0%      3.9%     2.5%
  Company-owned Surace Doctor operations         0.8%       -        -
  Interest income                                2.6%      2.7%     1.6%
  Sale of customer lists                          -        -        1.9%
  Gain on sale of Company-owned
   hygiene operations                            2.7%      -        2.0%
  Other income                                   0.3%      0.6%     0.6%
                                               -----    ------   ------
    Total Revenues                             100.0%   100.0%   100.0%

Expenses:
  Selling, general and administrative
   expenses                                     40.8%     42.6%    53.2%
  Cost of product sales                         30.4%     28.7%    25.3%
  Company-owned hygiene operations                        20.7%    14.4%
  Company-owned maids operations                25.2%      5.8%     7.0%
  Company-owned Surface Doctor operations        1.0%       -        -
  Interest expense                               2.6%      2.2%     0.1%
                                               -----     -----    -----
    Total Expenses                             100.0%     100.0%   100.0%

RESULTS OF OPERATIONS

    COMPARISON OF YEARS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995.

    Total revenues increased by approximately 34% from $7,963,000 in the 1995 Fiscal Year to $10,661,000 in the 1996 Fiscal Year. The increase was due primarily to an increase in annuity revenues (consisting of product sales, service fees, royalties and marketing fees), which totalled $6,613,000 in the 1996 Fiscal Year as compared to $4,981,000 in the 1995 Fiscal Year. The increase in annuity revenues reflects the acquisition of Surface Doctor effective July 1, 1996, a 39% increase in product sales and the growth in Hygiene franchise operations. Growth in total revenues was also due to a combined 42% increase in revenues attributable to Company-owned Hygiene and Maids operations, as well as the addition of Company-owned Surface Doctor operations. Initial franchise sales for both Hygiene and Maids declined during Fiscal 1996 reflecting the broad geographic penetration achieved by Hygiene franchises and the Company's decision to maintain existing Swisher Maids operations at their existing level.

    Consistent with the expansion of the Company's operations, total expenses increased by approximately 36% from $7,341,000 in the 1995 Fiscal Year to $9,962,000 in the 1996 Fiscal Year. In particular, selling, general and administrative expenses increased by $936,000 from $3,124,000 in the 1995 Fiscal Year to $4,060,000 in the 1996 Fiscal Year, and cost of product sales increased by $924,000 from $2,104,000 in the 1995 Fiscal Year to $3,029,000 in the 1996 Fiscal Year.

    Approximately $439,000, or 6% of the increase in total expenses, was attributable to a write-down of certain Company assets and acquisition and reporting expenses associated with Surface Doctor. These expenses accounted for 7% of the increase in selling, general and administrative expenses and 24% of the increase in Company-owned Maids operations expenses. (In addition, a $41,000 tax expense provision was incurred to allow for an adjustment of the deferred tax liabilities.)

    As a result of the foregoing, income before taxes increased by 13% from $622,000 in the 1995 Fiscal Year to $700,000 in the 1996 Fiscal Year, while net income remained flat.

    COMPARISON OF YEARS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1994.

    Total revenues increased by approximately 33% from $5,978,000 in the 1994 Fiscal Year to $7,963,000 in the 1995 Fiscal Year. The increase in revenues was due primarily to an increase in the Company's annuity revenues (consisting of product sales, service fees, royalties and marketing fees), which totalled $4,980,000 in the 1995 Fiscal Year as compared to $3,382,000 in the 1994 Fiscal Year. The increase in annuity revenues reflects the overall growth in the Company's franchise operations. The growth in total revenues was also due to increases in Swisher Maids franchise fees and revenues from both Company-owned hygiene and maids operations. Swisher Maids franchise fees increased to $347,000 during the 1995 Fiscal Year as compared to

$30,000 in the 1994 Fiscal Year; such increase was due to the fact that the program was established in the 1994 Fiscal Year and 1995 represented the Company's first complete year of offering Swisher Maids franchises. Revenue from Company-owned hygiene and maids operations were $1,462,000 and $313,000 during the 1995 Fiscal Year, respectively, which represent increases of 66% and 108% over 1994 revenues. The increase in revenue from Company-owned hygiene operations reflects the Company's repurchase of four franchises during 1995 and its operation of such franchises for a portion of the year. The Company's hygiene franchise fees declined from $1,173,000 in the 1994 Fiscal Year to $587,000 in the 1995 Fiscal Year. The decline in hygiene franchise fees is attributable to the market penetration already achieved by the hygiene franchise program and the reduced number of markets available for sale.

    Total expenses increased by approximately 35% from $5,436,000 in the 1994 Fiscal Year to $7,341,000 in the 1995 Fiscal Year. Selling, general and administrative expenses increased by approximately 8% from $2,891,000 in the 1994 Fiscal Year to $3,124,000 in the 1995 Fiscal Year.

    Income before taxes increased by approximately 15% from $542,000 in the 1994 Fiscal Year to $622,000 in the 1995 Fiscal Year. The Company's income tax expense increased by approximately 18% from $209,000 in the 1994 Fiscal Year to $246,000 in the 1995 Fiscal Year, resulting in net income increasing by approximately 13% from $333,000 in the 1994 Fiscal Year to $376,000 in the 1995 Fiscal Year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its growth through cash from operations. In addition, the Company used the proceeds of a public offering completed in April 1993 to finance the expansion of its franchise system.

    During the 1996 Fiscal Year, net cash provided by operations was $536,000 and net cash provided by changes in investing and financing activities was $133,000. Cash provided by financing activities was $210,000.

    The Company had working capital of $2,139,000 at October 31, 1996 as compared to working capital of $2,144,000 at October 31, 1995. The change in working capital was due primarily to an $879,000 increase in cash and cash equivalents and a $472,000 increase in accounts receivable, which were offset by increases in certain current liabilities, including a $312,000 increase in borrowings under the Company's line-of-credit and a $682,000 increase in accounts payable. As of October 31, 1996, the Company's balance of cash, cash equivalents and restricted cash was $2,070,000 as compared to $1,630,000 at October 31, 1995. Net accounts receivable from franchisees were $1,616,000 at October 31, 1996, an increase of $473,000 as compared to October 31, 1995. The current portion of notes receivable increased from $762,000 at October 31, 1995 to $994,000 at October 31, 1996. The current portion of notes receivable from related parties and advances to officers totaled $142,000 at October 31, 1996 as compared to $46,000 at October 31, 1995.

    At October 31, 1996, other assets consisted principally of notes receivable in the amount of $2,103,000 and assets held for sale in the amount of $839,000. Notes receivable are comprised of notes executed by franchisees in payment of initial franchise fees which are due beyond the ensuing year, while the assets held for sale consist of repurchased franchise assets which are expected to be resold by the Company.

    The Company's total current liabilities were $3,386,000 at October 31, 1996, an increase of $1,399,000 over total current liabilities of $1,987,000 at October 31, 1995. The increase in current liabilities was comprised primarily of a $682,000 increase in accounts payable and a $312,000 increase in borrowings under the Company's line-of-credit. The Company's long-term debt was $859,000 at October 31, 1996, a decrease of $579,000 over long-term debt of $1,438,000 at October 31, 1995.

    The Company's material commitments at October 31, 1996 consisted primarily of office facility, equipment and vehicle leases in varying amounts through March 2000.

INFLATION

    The Company does not believe that inflation will have a material impact on the Company's future operations.

FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's Hygiene, Swisher Maids and Surface Doctor franchise programs, (ii) the introduction of new products to be sold to franchisees,
(iii) the continued successful operation of franchised businesses by Hygiene, Surface Doctor and Swisher Maids franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees in the payment of initial franchise fees, (iv) the Company's ability to re-sell certain Hygiene businesses which have been repurchased from franchisees and (v) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene, Swisher Maids and Surface Doctor franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements are included on pages F-1 to F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company has had no disagreements with accountants on accounting and financial disclosure. The Company appointed McGladrey & Pullen, LLP as its accountants effective December 4, 1996. Such change in accountants was disclosed in a Form 8-K filed with the Securities and Exchange Commission on December 5, 1996.

                                  PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to "Election of Directors" in the Company's definitive proxy statement for 1996 to be filed by February 28, 1997.

ITEM  11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to "Executive Compensation" in the Company's definitive proxy statement for 1996 to be filed by February 28, 1997.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for 1996, to be filed by February 28, 1997.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for 1996, to be filed by February 28, 1997.

                                   PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) CONSOLIDATED FINANCIAL STATEMENTS.

        Independent Auditor's Report of McGladrey & Pullen, LLP           F-1

        Independent Auditor's Report of Ehrhardt Keefe Steiner
          & Hottman, P.C.                                                 F-2

        Consolidated Balance Sheets as of October 31, 1996 and 1995       F-3

        Consolidated Statements of Operations for the years ended
          October 31, 1996, 1995 and 1994                                 F-5

        Consolidated Statements of Stockholders' Equity for the years
          ended October 31, 1996, 1995 and 1994                           F-6

        Consolidated Statements of Cash Flows for the years ended
          October 31, 1996, 1995 and 1994                                 F-7

        Notes to Consolidated Financial Statements                       F-10


    (b) EXHIBITS.

        The following is a complete list of Exhibits filed as part of this report and which are incorporated herein.

EXHIBIT NO.
-----------
   * 3.1.1 Articles of Incorporation, as amended, of the Company as filed on October 10, 1986 with the Secretary of State of the State of Nevada.

   * 3.1.2 Certificate of Amendment of Articles of Incorporation of the Company as filed on January 19, 1993, with the Secretary of State of the State of Nevada.

   # 3.1.3 Certificate of Designations of Series A Junior Participating Preferred Stock.

   * 3.2.1  Amended and Restated By-Laws of the Company.

   * 4.1.1  Form of specimen certificate for Common Stock of the Company.

   * 4.1.2  Form of specimen certificate for Warrants of the Company.

  ** 4.1.3 Form of Warrant Agreement, dated April 12, 1993, between American Securities Transfer & Trust Co. and the Company.

  ** 4.2 Form of specimen certificate for Underwriter's Warrant of the Company.

   # 4.3    Form of Rights Agreement and Form of Rights Certificate.

   * 10.1.2 Amended Employment Agreement, effective January 1, 1993, between Patrick L. Swisher and the Company.

   * 10.2.1 1992 Incentive Stock Option Plan, effective April 29, 1992, authorizing 58,334 shares of Common Stock for issuance pursuant to the Plan.

   * 10.2.2 1992 Non-Qualified Stock Option Plan, effective April 29, 1992, authorizing 133,333 shares of Common Stock for issuance pursuant to the Plan.

 *** 10.2.3 Amendment to 1992 Incentive Stock Option Plan, effective April 12,
            1994, authorizing 250,000 shares of Common Stock for issuance pursuant to the Plan.

 *** 10.2.4 Amendment to 1992 Non-Qualified Stock Option Plan, effective April
            12, 1994, authorizing 150,000 shares of Common Stock for issuance pursuant to the Plan.

     10.3 Franchise Agreements by and between the Company and its franchisees, effective dates set forth below:

EXHIBIT NO.
-----------
   *         (i)   Form of Franchise Agreement by and between the Company and certain franchisees.

   *         (ii)  Form of Franchise Agreement by and between the Company and certain franchisees.

   *         (iii) Form of Franchise Agreement by and between the Company and certain franchisees.

   *         (iv)  Franchise Agreement, dated August 20, 1990, by and between the Company and J/S Enterprises, Inc. for Louisville territory, subsequently transferred to Louisville
                   Restroom Sanitation Services, Inc. on August 31, 1990.

   *         (v)   Franchise Agreement, dated October 31, 1990, by and between the Company and Rice & Rice Corporation for Richmond territory.

  **         (vi)  Form of Franchise Agreement, dated October 31, 1990, by and between the Company and maid service franchisees.

   -         (v)   Form of Master License Agreement relating to international licenses by and between the Company's wholly-owned subsidiary, F.M.S., Inc., and certain licensees.

   * 10.4 Lease, dated April 20, 1992, by and between B.S. Associates Partnership and the Company.

   * 10.5 Lease Agreement, dated August 6, 1992, by and between Economy Air, Inc. and the Company.

   * 10.6 Agreement, dated February 11, 1993, by and among Locke Burgess, Ross Burgess, Lynn Smith and Austin-San Antonio Hygiene Services, Inc, the Company and Swisher Hygiene Franchise Corp.

   * 10.7 Promissory Note and Guaranty, dated December 17, 1992, by and between Wachovia Bank of North Carolina, N.A. and the Company (terminated).

   - 10.7.1 Revolving Note and Loan Agreement, dated September 19, 1996, by and between SouthTrust Bank of North Carolina and the Company.

   * 10.8 Letter of Intent, dated February 11, 1993, by and between Consolidated Products, Inc. and the Company.

   * 10.9.1 Asset Purchase and Sale Agreement, dated March 12, 1993, by and between Consolidated Products, Inc. and Swisher Products, Inc.

   + 10.9.2 Asset Purchase Agreement effective July 1, 1996, relating to the sale of Surface Doctor by Professional Carpet Systems, Inc. and Old Dixie Supply Company to the Company.

   * 10.10.1 Promissory Note, dated April 1, 1993, by and between Branch Banking and Trust Company and the Company.

   * 10.10.2 Loan Agreement, dated April 1, 1993, by and between Branch Banking and Trust Company and the Company.

   o 10.10.3 Loan Agreement, dated April 21, 1995, by and between First Union National Bank of North Carolina and the Company (terminated).

   o 10.10.4 Loan Agreement, dated May 18, 1995, by and between Stephens Diversified Leasing, Inc., d/b/a Stephens Franchise Finance, and the Company.

EXHIBIT NO.
-----------

   - 21.     List of Subsidiaries of the Company.

   - 23.     Consent of McGladrey & Pullen, LLP.

   - 27.     Financial Data Schedule.

_____________
-  Filed herewith.

* Previously filed and incorporated by reference from the Company's Registration Statement on Form S-1 (S.E.C. File No. 33-58320), filed February 18, 1993, as subsequently amended and declared effective April 21, 1993.

** Previously filed and incorporated by reference from the Company's Form 10-K for the fiscal year ended October 31, 1993, filed on January 31, 1994 (S.E.C. File No. 0-21282).

*** Previously filed and incorporated by reference from the Company's Form 10-K for the fiscal year ended October 31, 1994, filed on January 30, 1995. (S.E.C. File No. 0-21282).

# Previously filed and incorporated by reference from the Company's Registration Statement on Form 8-A filed September 19, 1995.

+ Previously filed and incorporated by reference from the Company's Form 8-K dated July 30, 1996, as filed with the SEC on or about August 8, 1996.

o Previously filed and incorporated by reference from the Company's Form 10-K for the fiscal year ended October 31, 1995. (S.E.C. File No. 0-21282).

    (c) REPORTS ON FORM 8-K.

        The Company filed a Form 8-K on or about August 8, 1996 to disclose the acquisition of Surface Doctor; financial statements for Surface Doctor were filed pursuant to Form 8-K/A1 on October 15, 1996.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SWISHER INTERNATIONAL, INC.


                                       By:  /s/ Patrick L. Swisher
                                          -------------------------------------
                                           Patrick L. Swisher
                                           President, Chief Executive Officer
                                           and Director

Dated: February 12, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                       DATE
        ---------                      -----                       ----

 /s/ Patrick L. Swisher     President, Chief Executive and    February 18, 1997
--------------------------  Financial Officer and Director
Patrick L. Swisher

 /s/ W. Tom Reeder          Vice President, Secretary         February 18, 1997
--------------------------  and Director
W. Tom Reeder

 /s/ George K. Moore        Director                          February 18, 1997
--------------------------
George K. Moore

                            INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Swisher International, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Swisher International, Inc. and Subsidiaries as of October 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swisher International, Inc. and Subsidiaries as of October 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the consolidated financial statements, during the current year the Company changed its method of accounting for stock based compensation.


                                        /s/ McGlodrey & Pullen, LLP

                                        McGlodrey & Pullen, LLP

Charlotte, North Carolina
January 30, 1997

                            INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Swisher International, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Swisher International, Inc. and subsidiaries as of October 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years in the two-year period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swisher International, Inc. and subsidiaries as of October 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year ended October 31, 1995, in conformity with generally accepted accounting principles.



                                       /s/ Ehrhardt Keefe Steiner & Hottman PC
                                       Ehrhardt Keefe Steiner & Hottman PC

December 21, 1995
Denver, Colorado

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
October 31, 1996 and 1995

ASSETS (Note 4)                                          1996           1995
------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                         $ 1,809,590     $  930,492
  Cash, restricted (Note 4)                             260,826        700,000
  Accounts receivable, franchisees,  net of
    allowance for doubtful accounts
    1996 $100,247; 1995 $40,644                       1,615,802      1,142,979
  Other receivables                                     382,292        217,716
  Current portion of notes receivable (Notes 3 and 5)   993,931        761,686
  Current portion of notes receivable - related
    parties (Note 3)                                     29,268         12,660
  Advances to officers (Note 2)                         112,838         33,300
  Inventories                                           166,042         75,327
  Prepaid expenses                                       76,981        147,125
  Prepaid advertising costs                              77,605        110,073
                                                    -----------     ----------
      TOTAL CURRENT ASSETS                            5,525,175      4,131,358
                                                    -----------     ----------
Property and equipment (Note 5)
  Property, furniture and equipment                   1,154,491      1,262,718
  Less accumulated depreciation                        (432,103)      (281,440)
                                                    -----------     ----------
                                                        722,388        981,278
                                                    -----------     ----------
Other assets
  Notes receivable (Notes 3 and 5)                    2,103,096      1,967,790
  Notes receivable - related parties (Note 3)            31,652         10,969
  Deferred franchise costs, net of accumulated
    amortization 1996 $85,665; 1995 $26,154             105,040         99,782
  Intangible assets, net of accumulated amortization
    1996 $4,247; 1995 $44,942                           127,236         32,673
  Goodwill, net of accumulated amortization
    1996 $11,057                                        703,906            --
  Assets held for sale (Note 11)                        838,369        703,085
      Other assets                                       55,849         31,412
                                                     ----------     ----------
                                                      3,965,148      2,845,711
                                                     ----------     ----------
    TOTAL ASSETS                                    $10,212,711     $7,958,347
                                                    -----------     ----------
                                                    -----------     ----------

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                        1996         1995
------------------------------------------------------------------------------
Current Liabilities
  Note payable (Note 4)                                 $   64,469   $    --
  Line-of-credit (Note 4)                                  969,573      658,000
  Current maturities of long-term debt (Note 5)            516,436      436,158
  Accounts payable                                       1,170,438      488,180
  Accrued expenses                                         181,132      123,851
  Deferred revenue                                         224,124      240,986
  Income taxes payable (Note 7)                            247,817       11,000
  Deferred income taxes (Note 7)                            12,000       29,000
                                                        ----------    ---------
    TOTAL CURRENT LIABILITIES                            3,385,989    1,987,175
                                                        ----------    ---------
Long-Term Debt, less current maturities (Note 5)           858,616    1,437,651
                                                        ----------    ---------
Deferred income taxes (Note 7)                              96,480       49,000
                                                        ----------    ---------
Commitments (Note 8)

Stockholders' Equity (Note 6)
  Preferred stock, par value $.10; authorized
     1,500,000 shares; none issued                            --          --
  Series A Junior Participation Preferred stock,
     par value $1.00; authorized 100,000 shares;
     none issued                                              --          --
  Common stock, par value $.01; authorized 15,000,000
     shares; issued 1996 1,935,799 shares;
     1995 1,719,299 shares                                  19,359       17,194
  Additional paid-in capital                             4,006,659    3,002,637
  Retained earnings                                      1,845,608    1,464,690
                                                        ----------    ---------
      TOTAL STOCKHOLDERS' EQUITY                         5,871,626    4,484,521
                                                        ----------    ---------
      TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES       $10,212,711   $7,958,347
                                                        ----------    ---------
                                                        ----------    ---------

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                              1996         1995         1994
--------------------------------------------------------------------------------
Revenues
  Annuity revenues
    Product sales                       $  3,279,578  $  2,359,461  $  1,559,719
    Service fees                           1,659,677     1,382,852       992,438
    Royalties                              1,626,659     1,192,336       804,360
    Marketing fees                            46,822        45,864        26,045
                                        ----------------------------------------
                                           6,612,736     4,980,513     3,382,562

  Initial franchise sales - hygiene
    (Notes 3 and 9)                          379,411       586,846     1,173,025
  Initial franchise sales - maids
    (Notes 3 and 9)                          (38,610)      347,272        29,654
  Initial franchise sales - Surface Doctor
    (Notes 3 and 9)                          495,614            -             -
  Revenue from Company-owned hygiene
    operations                             1,884,785     1,462,332       878,605
  Revenue from Company-owned maids
    operations                               641,974       313,253       150,405
  Revenue from Company-owned Surface
    Doctor operations                         84,427            -             -
  Interest income                            277,667       213,195        97,104
  Sale of customer lists                          -             -        113,000
  Gain on sale of Company-owned hygiene
    operations                               284,017            -        121,495
  Other                                       39,387        59,123        32,200
                                        ----------------------------------------
                                          10,661,408     7,962,534     5,978,050
                                        ----------------------------------------
Expenses
  Selling, general and administrative      4,059,568     3,124,145     2,891,193
  Cost of product sales to franchisees 3,028,580 2,104,330 1,375,644 Costs related to Company-owned
    hygiene operations                     1,789,593     1,521,442       784,553
  Costs related to Company-owned
    maids operations                         725,017       428,888       379,346
  Costs related to Company-owned
    Surface Doctor operations                101,982            -             -
  Interest                                   257,240       162,110         5,456
                                        ----------------------------------------
                                           9,961,980     7,340,915     5,436,192
                                        ----------------------------------------
           INCOME BEFORE INCOME TAXES        699,428       621,619       541,858

Income tax expense (Note 7)                  318,510       246,000       209,000
                                        ----------------------------------------
           NET INCOME                   $    380,918    $  375,619    $  332,858
                                        ========================================
Net income per common share             $       0.20    $     0.20    $     0.17
                                        ========================================
Weighted average number of common
  share and common share equivalents
  outstanding                              1,912,857     1,904,258     2,014,932
                                         =======================================

See Notes to Consolidated Financial Statements.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended October 31, 1996, 1995, and 1994

                                                Common Stock                 Additional
                                          -------------------------           Paid-In          Retained
                                           Shares           Amount            Capital          Earnings             Total
----------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1993                 1,999,133       $  19,992        $  3,857,345       $  756,213        $  4,633,550

Exercise of stock options
  for cash                                    6,667              67              24,934               -               25,001

Offering costs settled
  subsequent to
  October 31, 1993                               -               -              (14,197)              -              (14,197)
Repurchase and retirement
  of common stock                            (5,000)            (50)            (25,584)              -              (25,634)

Net income                                       -               -                   -           332,858             332,858
                                      ---------------------------------------------------------------------------------------
Balance, October 31, 1994                 2,000,800          20,009           3,842,498        1,089,071           4,951,578

Repurchase and retirement
  of common stock                          (281,501)         (2,815)           (839,861)              -             (842,676)

Net income                                       -               -                   -           375,619             375,619
                                      ---------------------------------------------------------------------------------------
Balance, October 31, 1995                 1,719,299          17,194           3,002,637        1,464,690            4,484,521

Issuance of common stock
   and options in connection
   with an asset acquisition
   (Notes 6 and 12)                         200,000           2,000             967,062               -               969,062

Issuance of common stock
   in connection with the
   exercise of stock options                 16,500             165              36,960               -                37,125

Net income                                       -               -                   -            380,918             380,918
                                      ---------------------------------------------------------------------------------------
Balance, October 31, 1996             $   1,935,799       $  19,359        $  4,006,659      $  1,845,608        $  5,871,626
                                      =======================================================================================


See Notes to Consolidated Financial Statements

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 1996, 1995 and 1994

                                                1996         1995        1994
------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                 $ 380,918   $ 375,619   $  332,858
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation                               153,227     108,452       44,410
    Amortization                               108,120      67,701        7,888
    Deferred income taxes                       30,480      52,000       (2,500)
    Gain on sale of Company-owned stores      (284,017)         -      (121,495)
    Loss on sale of property                    17,429          -            -
    Franchise fee revenue financed
      through notes receivable                (289,077)   (627,018)    (814,525)
    Sale of customer lists financed
      through notes receivable                      -           -      (112,654)
    Provision for doubtful notes receivable    163,060          -            -
    Change in working capital components:
      (Increase) in accounts receivable       (568,333)   (466,696)    (360,307)
      (Increase) in inventories                (15,715)    (36,705)     (11,831)
      (Increase) decrease in prepaid expenses  110,648       7,128      (82,036)
      (Increase) in deferred franchise costs   (64,769)    (47,475)     (46,061)
      (Increase) decrease in prepaid
        advertising costs                       32,468     (91,716)     (82,436)
      Increase (decrease) in accounts payable  627,977     (75,298)     256,654
      Increase (decrease) in accrued expenses   29,813      75,674       (7,075)
      Increase (decrease) in income taxes
        payable                                236,817    (112,500)     (37,500)
      Decrease in deferred revenue            (133,077)    (94,200)     (94,619)
                                             ----------------------------------
           NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES            535,969    (865,034)  (1,131,229)
                                             ----------------------------------
Cash Flows from Investing Activities
  Decrease in short-term investments                -           -     2,380,584
  Purchase of equipment                       (178,943)   (227,895)    (364,422)
  Advances to officer                          (79,538)    (33,300)          -
  Notes receivable proceeds                   (287,838)   (224,643)    (249,084)
  Notes receivable-related parties proceeds    (37,291)    (23,629)          -
  Notes receivable payments                    532,579     534,101      320,127
  Purchase of assets held for sale             (96,207)   (130,787)          -
  Proceeds from assets held for sale                -           -       154,641
  Proceeds from sale of property               323,410          -            -
  Acquisition of Surface Doctor assets         (20,000)         -            -
  (Increase) decrease in intangible assets
    and other assets                           (23,247)    (14,422)       9,262
                                             ----------------------------------
        NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES               132,925    (120,575)   2,251,108
                                             ----------------------------------

                                    (Continued)

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

Years Ended October 31, 1996, 1995 and 1994

                                                1996         1995        1994
-------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from stock transactions        $    37,125   $       -     $  25,001
  Payment of offering costs                        -            -       (14,197)
  (Increase) decrease in restricted cash      439,174     (700,000)          -
  Proceeds from advances on line-of-credit
    and short-term notes payable              376,042      658,000           -
  Proceeds from long-term debt                 85,889    1,522,815           -
  Net principal payments on long-term
    debt obligations                         (728,026)    (176,071)     (35,644)
  Repurchase and cancellation of
    common stock                                   -      (842,676)     (25,634)
                                          --------------------------------------
          NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES             210,204      462,068      (50,474)
                                          --------------------------------------
Net increase (decrease) in cash and
  cash equivalents                            879,098     (523,541)   1,069,405
Cash and cash equivalents - beginning
  of year                                     930,492    1,454,033      384,628
                                          -------------------------------------
Cash and cash equivalents - end of year   $ 1,809,590   $  930,492  $ 1,454,033
                                          =====================================
Supplemental Disclosure of Cash
  Flow Information:
  Cash paid during the year for:
    Interest                              $   250,763   $  162,110  $     5,456
    Income taxes                               51,213      148,900      248,889
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
  Purchase plant, property and
    equipment under notes payable                  -       272,500       98,513
  Notes receivable, included in
    deferred revenue                          209,324      220,986       54,212
  Transfer of accounts receivable
    to a note receivable                           -            -        34,950
  Notes payable issued for franchise
    repurchases                               143,380       96,982           -
  Notes payable assumed for resale
    of franchises                                  -            -        64,900
  Transfer of accounts receivable
    to assets held for sale                    51,573      141,117       17,552
  Sale of franchises for notes
    receivable                                265,983      308,699       31,476
  Acquisition of Surface Doctor
    division:
    Assets purchased:
      Accounts receivable                     120,639           -            -
      Inventories                              75,000           -            -
      Prepaid expenses                         40,504           -            -
      Notes receivable                         79,687           -            -
      Equipment                                56,233           -            -
      Intangibles                             100,000           -            -
      Goodwill recognized                     714,963           -            -
                                          -------------------------------------
                                            1,187,026
                                          -------------------------------------

                                    (Continued)

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

Years Ended October 31, 1996, 1995 and 1994

                                                1996        1995        1994
-------------------------------------------------------------------------------
     Liabilities assumed:
       Accounts payable and accrued
        expenses                            $   81,749   $      -   $       -
       Deferred revenue                        116,215          -           -
                                            -----------------------------------
                                               197,964          -           -
Stock and options issued as
  consideration                                969,062          -           -
Cash consideration                              20,000          -           -
                                            -----------------------------------
                                            $1,187,026   $      -   $       -
                                            ===================================


See Notes to Consolidated Financial Statements.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICES

NATURE OF BUSINESS:   The Company is engaged in the marketing of franchises
which provide hygiene services and products for public restrooms, residential maid services and residential and commercial kitchen and bath restoration services under the service marks "Swisher" and "Surface Doctor" and associated proprietary names and marks. The Company and its independently owned franchises are located throughout the world.

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION:   The accompanying consolidated financial
statements include the accounts of Swisher International, Inc. and its subsidiary companies, after elimination of intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS:   For purposes of reporting the statement of cash
flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains deposits with financial institutions which exceed the federally insured amounts.

INVENTORIES:   Inventories are stated at the lower of cost or market and
consist of purchased finished goods. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT:   Property and equipment is stated at cost.
Depreciation is computed using the straight-line method over the estimated useful life of the assets, which is five to thirty-nine years.

INTANGIBLE ASSETS:   Intangible assets consisting primarily of trademarks and
organization costs are stated at cost and are being amortized using the straight-line method over periods from five to fifteen years.

GOODWILL:   Goodwill includes the excess of acquisition costs over fair value of the net assets acquired in the purchase of the Surface Doctor division of Professional Carpet Systems, Inc. and Old Dixie Supply Company (See Note 12) and is being amortized on the straight-line basis over a twenty year period.

INITIAL FRANCHISE FEES, RELATED FRANCHISE COSTS, AND DEFERRED REVENUE:   The
Company has entered into franchise agreements which grant franchisees the exclusive right to develop and operate franchise businesses within specified geographic territories for a fee. The initial franchise fee is deferred and recognized as revenue when substantially all significant services to be provided by the Company are performed. Initial training costs are accrued as incurred, and expensed when the initial franchise fee is recognized. Costs related to the development of the maids service franchise operation are capitalized and will be amortized over their expected period of benefit of two to three years. These costs include development of the franchise document and development of marketing tools for future use by franchisees.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company typically finances part of the initial franchise fee payable by new franchisees and from time to time has financed 100% of the initial franchise fee payable by an existing franchisee for expansion of its territory. Before financing is granted to a new franchisee, the Company performs extensive credit evaluations of the franchisee's financial condition and obtains a security interest in the underlying franchise and essentially all of the franchisee's assets. Revenue is recognized on financed sales when the Company determines that collection is probable.

PREPAID ADVERTISING COSTS:   The Company expenses advertising costs as
incurred except for the cost of developing certain magazine ads and other materials which are capitalized and amortized over the expected useful life for such materials.

ASSETS HELD FOR SALE:   The Company has acquired assets of certain
franchisees who have failed to comply with the terms and conditions of their franchise agreements. The Company carries these assets at the lower of cost or market and intends to sell these operations as soon as possible.

ROYALTIES, MARKETING FEES AND SERVICE FEES:   Royalties and marketing fees
are recognized as revenue based on a percentage of the monthly gross revenues as reported by the franchisees. Service fees are recognized as revenue based on a sliding dollar amount determined by the monthly gross revenues as reported by the franchisees.

PRODUCT SALES:   Product sales consist of product sold to the franchisees and are recognized as revenue at the time of shipment.

INCOME TAXES:   Deferred taxes are provided on a liability method whereby
deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET INCOME PER COMMON SHARE: Earnings per common share and common share equivalents outstanding are calculated using the weighted average number of common shares outstanding during the year and on the net additional number of shares which would be issuable upon the exercise of all stock options, assuming that the Company used the proceeds received to purchase additional common shares at market value.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:   The
preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION:   Certain amounts in the 1995 and 1994 financial statements
have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on 1995 and 1994 net income or retained earnings.

ACCOUNTING STANDARDS NOT YET ADOPTED:   The Financial Accounting Standards
Board ("FASB") has issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which has not been adopted by the Company as of October 31, 1996. FASB Statement No. 121 is effective for fiscal years beginning after December 15, 1995. FASB Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Under the guidelines of the new standard, the Company will be required to review long-lived assets and certain identifiable intangibles to be held for impairment whenever events or changes in circumstances, as outlined in Statement No. 121, indicate that the carrying amount of an asset may not be recoverable. If these events or changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, the Company shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company shall recognize an impairment loss in accordance with this Statement. At October 31, 1996, the Company was not required to adopt this statement and accordingly had not determined the impact of this Statement on the financial statements.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company leases its operating facility from a partnership which owns the building. The President of the Company is a 33.3% partner in the partnership (Note 8). Rent expense relating to the lease during the years ended October 31, 1996, 1995 and 1994 was $127,501, 108,187, and $96,400, respectively.

During the years ended October 31, 1996, 1995 and 1994, the Company paid the President and/or a corporation in which the President is a majority stockholder $126,950, $88,809, and $73,696, respectively, for the use of an airplane for business travel.

As of October 31, 1996 and 1995, outstanding advances due from officers were $112,838 and $33,300, respectively. The advances are without interest or collateral.

During the years ended October 31, 1995 and 1994, the Company incurred legal expenses in the amount of $9,267 and $35,673, respectively, to a legal firm in which a former stockholder and director is a partner. All of the stockholder's outstanding shares were repurchased by the Company and canceled during the year ended October 31, 1995.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 3. NOTES RECEIVABLE

Notes receivable consist of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the underlying franchise and by essentially all of the franchisees' assets incidental to the operation of the franchise and, for certain franchises, are personally guaranteed by the owners. Notes receivable totaled $3,097,027 and $2,729,476 as of October 31, 1996 and 1995, respectively. The interest rates associated with the majority of these notes range from 7% to 13.25% with monthly principal and interest payments ranging from $70 to $5,401 including interest over periods ranging from 12 to 120 months with the first note maturing in 1997 and the last one in 2007.

Future minimum principal payments to be received pursuant to the notes are as follows:

Year Ending October 31,
-----------------------
         1997                                            $    993,931
         1998                                                 618,556
         1999                                                 464,378
         2000                                                 268,832
         2001                                                 201,743
         Thereafter                                           594,365
                                                         ------------
                                                            3,141,805
         Less allowance for doubtful accounts                  44,778
                                                         ------------
                                                         $  3,097,027
                                                         ============

At the time the notes receivable are executed, the Company considers a reserve for doubtful collections based on the creditworthiness of the franchisee. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance of the notes which is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Notes receivable - related parties consists of life insurance premiums paid by the Company on behalf of the officers of the Company pursuant to a split dollar life insurance plan. The notes are payable in monthly installments ranging from $1,392 to $2,789, plus interest at 6%, commencing April, 1997 through July, 1998. The notes are unsecured. Future maturities of these notes are as follows:

Year Ending October 31,
-----------------------
         1997                                            $     29,268
         1998                                                  31,652
                                                         ------------
                                                            $  60,920
                                                         ============

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 4. LINE OF CREDIT, NOTE PAYABLE AND PLEDGED ASSETS

The Company has a $1,000,000 line of credit agreement with a bank which expires February 17, 1999. Borrowings under the agreement bear interest at 2.85% above the LIBOR (5.66% at October 31, 1996) and are due on demand. In addition, the line of credit is collateralized by substantially all assets of the Company and the Company must maintain a minimum cash balance of $250,000 at all times. Outstanding borrowings on the line of credit were $969,573 and $658,000 at October 31, 1996 and 1995, respectively.

The Company also has a $64,469 unsecured note payable which is due November 30, 1996. Interest on the note is payable monthly at 9%.

NOTE 5. LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt consists of the following:

                                                             October 31,
                                                     --------------------------
                                                         1996          1995
                                                     --------------------------
Note payable, finance company, due in monthly
  installments ranging from $3,123 to $51,793
  including interest at 13.4%, through April
  2001; collateralized by certain franchisee
  notes receivable.                                  $ 1,079,714    $ 1,417,260

Note payable, individual, paid in full during
  fiscal year 1996.                                           -         266,382

Note payable, individual, due in monthly
  installments of $3,350, including interest
  at 7%, through September 1997; personally
  guaranteed by the Company's President and
  Secretary.                                              35,594         68,982

Note payable, bank, due in monthly
  installments of $3,125, including interest
  at .50% above the banks prime rate (8.25%
  at October 31, 1996) through July 1997;
  unsecured.                                              21,707         58,144

Notes payable, vendors, due in monthly
  installments of $1,347 including interest
  at 9%, through December 1999; unsecured.                43,387         55,072

Note payable, individual, paid in full
  during fiscal year 1996.                                    -           7,969

Note payable, individuals, due in monthly
  installments of $1,575, including interest
  at 8% through January 1998; unsecured.                  22,524             -

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 5.     LONG-TERM DEBT AND PLEDGED ASSETS (CONTINUED)

Note payable, individuals, due in monthly
  installments of $1,245, including interest
  at 9% through May 2000; unsecured.                 $  45,634      $        -

Note payable, individual, due in monthly
  installments of $1,065, including interest
  at 10% through July 1999; collateralized
  by a maids franchise with a net book value at
  October 31, 1996 of $61,776.                          30,611               -

Note payable, individual, due in monthly
  installments of $1,300, noninterest bearing
  through January, 1998; unsecured.                     21,021               -

Note payable, finance company, due in monthly
  installments ranging from $1,189 to $1,464
  including interest at 12.5% through June
  2001; collateralized by notes receivable
  with a balance at October 31, 1996 of
  $111,083.                                             74,860               -
                                                     --------------------------
                                                     1,375,052        1,873,809
Less current portion                                  (516,436)        (436,158)
                                                     --------------------------
                                                     $ 858,616     $  1,437,651
                                                     ==========================

Aggregate maturities required on the long-term debt are as follows:

Year Ending October 31,
----------------------
        1997                                                            516,436
        1998                                                            398,888
        1999                                                            303,587
        2000                                                            127,472
        2001                                                             28,669
                                                                   ------------
                                                                   $  1,375,052
                                                                   ============
NOTE 6. STOCK, STOCK OPTIONS AND ACCOUNTING CHANGE

In 1993, the Company completed a public offering which raised $4,560,000 net of $1,013,949 of offering costs. The offering consisted of 760,000 units of the Company's securities, each unit consisting of one share of common stock and one warrant. Two warrants entitle the holder to purchase one share of common stock at $7.80 per share expiring December 1997. All warrants are outstanding at October 31, 1996. A warrant to purchase up to 76,000 units through April 1998 was issued to the Company's Underwriter for $100 in connection with the offering with an exercise price of $7.20 per share.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 6.     STOCK, STOCK OPTIONS AND ACCOUNTING CHANGE (CONTINUED)

In December 1992, the stockholders authorized the issuance of 1,500,000 shares of preferred stock. The preferred stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors. No preferred shares have been issued as of October 31, 1996.

SHARE PURCHASE RIGHTS PLAN:   In June 1995, the Board of Directors authorized
the designation of 100,000 shares of Series A Junior Participating Preferred Stock with a $1.00 par value per share. Each Series A Preferred Share is entitled to a cumulative quarterly dividend of 100 times the dividend declared per common share but in no event less than $1.00 per share. No Series A Preferred Shares have been issued at October 31, 1996.

Also in June 1995, the Company adopted a Share Rights Purchase Plan (the "Plan") under which the Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $18.75, subject to adjustment as provided in the Plan. The Rights will be distributed to all common shareholders ten days following the earlier of 1) an announcement that a person or group of persons has acquired beneficial ownership of 15% or more of the outstanding common shares or 2) the commencement or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership of 15% or more of the outstanding common shares. At any time prior to this, the Board of Directors may redeem the Rights in whole at a price of $.01 per Right. The Rights expire June 30, 2005. 1,935,799 Rights are outstanding at October 31, 1996.

STOCK OPTION PLANS:   In August 1992, the Company adopted an Incentive Stock
Option Plan (the "Incentive Plan"). The Incentive Plan covers an aggregate of 133,333 shares. In fiscal 1994, the Incentive Plan was amended by a shareholder vote to reserve 250,000 shares of common stock for issuance under the Incentive Plan. The Plan is administered by the Compensation Committee of the Board of Directors, and requires that options be granted at an exercise price equal to fair market value of the common shares of the Company on the date of the grant. The options expire up to five years from the date of grant and may not be exercised during the initial one-year period from the date of grant. Options to purchase 232,568 shares of the Company's $.01 par value common stock have been granted pursuant to the Incentive Plan.

The Company also adopted a Non-Qualified Stock Option Plan in August 1992 (the "Non-Qualified Plan"). The Non-Qualified Plan is also administered by the Compensation Committee of the Board of Directors and covers a total of 58,334 shares. In fiscal 1994, the Non-Qualified Plan was amended by a shareholder vote to reserve 150,000 shares of common stock for issuance under the Non-qualified Plan. The Non-Qualified Plan provides that options may be granted at exercise price not less than 85% of the fair market value of the Common Shares of the Company on the date of grant. The committee is empowered to grant bonuses at the time of issuance of non-qualified stock options in an amount sufficient to cover the tax liability incurred by the recipient at the date of grant. Options to purchase 47,667 shares of the Company's $.01 par value commons stock have been granted under the Non-Qualified Plan. The exercise price of the options approximated the fair market value of the Company's common stock at the dates of grant.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 6.     STOCK, STOCK OPTIONS AND ACCOUNTING CHANGE (CONTINUED)

The following is a summary of options granted:

                                                               Weighted-Average
                                               Number of           Exercise
                                                Options              Price
                                              -----------
Outstanding October 31, 1994                    270,735              $3.36

Options canceled                                (55,500)              3.75
                                              -----------
Outstanding October 31, 1995                    215,235               3.26
                                              -----------
Options exercised                               (16,500)              2.25

Options issued                                   81,500               3.50
                                              -----------
Outstanding October 31, 1996                    280,235               3.39
                                              ===========

NON-PLAN OPTIONS:   In October 1995, the Company entered into a consulting
agreement with a public relations firm. Pursuant to this agreement, the Company granted to the consultant options to purchase a total of 100,000 shares of common stock at exercise prices ranging from $3.50 to $4.50 per share which become exercisable only upon the satisfaction of certain contingencies, as defined. Options for 75,000 shares expired during the year ended October 31, 1996.

During fiscal 1994, stock options to purchase 6,667 shares of common stock were exercised at an exercise price of $3.75 per share. In addition, during fiscal 1996, stock options to purchase 16,500 shares of common stock were exercised at an exercise price of $2.25 per share.

ACCOUNTING CHANGE:   The Company has adopted Financial Accounting Standards
Board Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. FASB Statement No. 123, requires that the Company account for its stock based compensation plans using a fair value based method which measures compensation cost at the grant date based upon the value of the awards, which is then recognized over the vesting period. The accounting requirements of the statement apply to awards to employees entered into in fiscal years that begin after December 15, 1995 and to transactions with non-employees entered into after December 15, 1995. The Statement allows and the Company has elected to continue to use APB Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES to measure compensation cost, but is required to disclose the pro forma effects on net income and earnings per share to reflect the difference between the compensation cost from applying APB Opinion No. 25 and the related cost measured by the fair value method defined in the statement for all awards granted in years beginning after December 15, 1994. The Statement did not change the reporting required for the Incentive Stock Option Plan and Non-Qualified Stock Option Plan discussed above. The pro forma effects of not utilizing the fair value method prescribed in FASB Statement No. 123 for the Company's stock options is shown in the following table for the year ending October 31, 1996 and there was no effect for 1995. In computing the pro forma effects of the SFAS No. 123 compensation cost, the Company used a 6.4% risk-free interest rate, an expected life of five years, and expected volatility of 60.7%, and assumed no dividends and that such cost could not be tax effected.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 6.     STOCK, STOCK OPTIONS AND ACCOUNTING CHANGE (CONTINUED)

                                                                      Earnings
                                                     Net Income       Per Share
                                                   ----------------------------
Year Ended October 31, 1996:
  As reported                                         $380,918           $.20
  Pro-forma                                           $215,473           $.11

On April 19, 1996, the Company entered into an agreement with an investment banking firm whereby the Company granted the investment banking firm options to purchase 75,000 shares of the Company's common stock at a price of $3.50 per share. The options must be exercised on or before April 17, 1997. In accordance with FASB Statement No. 123, the transaction was recorded based on the value of the services received. On January 17, 1997, the investment banking firm exercised their rights under the option agreement by completing a cashless exercise for 41,129 shares of common stock.

NOTE 7. INCOME TAXES

Net deferred tax liabilities consist of the following components as of October 31:

1996                                        Current      Long-Term      Total
--------------------------------------------------------------------------------
Deferred tax asset:
  Receivable allowances                  $   36,957    $       -     $   36,957
                                         ---------------------------------------

Deferred tax liabilities:
  Deferred advertising costs                (48,957)           -        (48,957)
  Property and equipment                         -        (89,812)      (89,812)
  Goodwill and other assets                      -         (6,668)       (6,668)
                                         ---------------------------------------
                                            (48,957)      (96,480)     (145,437)
                                         ---------------------------------------
                                         $  (12,000)   $  (96,480)  $  (108,480)
                                         =======================================

1995                                       Current      Long-Term      Total
--------------------------------------------------------------------------------
Deferred tax asset:
  Receivable allowances                  $  13,000     $       -    $    13,000
                                         ---------------------------------------

Deferred tax liabilities:
  Deferred advertising costs               (42,000)            -        (42,000)
  Property and equipment                        -         (49,000)      (49,000)
                                         ---------------------------------------
                                           (42,000)       (49,000)      (91,000)
                                         ---------------------------------------
                                         $ (29,000)    $  (49,000)  $   (78,000)
                                         =======================================

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 7.     INCOME TAXES (CONTINUED)

The provision for income taxes charged to operations for the years ended October 31, 1996, 1995 and 1994 consists of the following:

                                           For the Year Ended October 31,
                                       ---------------------------------------
                                          1996          1995           1994
                                       ---------------------------------------
Current tax provision
  Federal                              $ 216,372     $  169,000     $  178,000
  State                                   71,658         25,000         33,500

Deferred tax provision
  Federal                                 24,732         44,000         (2,000)
  State                                    5,748          8,000           (500)
                                       ----------------------------------------
                                       $ 318,510     $  246,000     $  209,000
                                       ========================================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended October 31, 1996, 1995 and 1994 due to the following:

                                            1996          1995          1994
                                       ----------------------------------------
Computed expected tax expense:         $  237,806     $  211,350     $  184,232
Increase (decrease) in income taxes
  resulting from:
    State income taxes                     37,512         31,081         32,511
    Permanent differences                   8,830          3,569         (7,743)
    Effect of change in tax rate
      used in computing deferred taxes     17,128             -              -
    Other                                  17,234             -              -
                                       ----------------------------------------
                                       $  318,510     $  246,000     $  209,000
                                       ========================================

NOTE 8. LEASE COMMITMENTS AND RENT EXPENSE

The Company leases its present facility from a partnership in which the President is a 33.3% partner. The term of the lease extends through March 2000 (See Note 2). During the term of the lease, rent is subject to increases in accordance with the rate of increase in the Consumer Price Index. The lease requires the Company to pay for all insurance, maintenance, and taxes. The Company also leases other facilities, equipment and vehicles under operating leases which expire in varying amounts through 2001.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 8:     LEASE COMMITMENTS AND RENT EXPENSE (CONTINUED)

Future minimum lease payments pursuant to these leases are as follows:

Year Ending October 31,
-----------------------
         1997                                                       $  297,984
         1998                                                          269,215
         1999                                                          238,815
         2000                                                          174,532
         2001                                                           13,369
                                                                    ----------
                                                                    $  993,915
                                                                    ==========

For the years ended October 31, 1996, 1995 and 1994, operating lease expense was $206,514, $131,850 and $108,160, respectively.

NOTE 9. FRANCHISES


The following table summarizes the number of hygiene franchised operations of Swisher International, Inc.:

                                              For the Year Ended October 31,
                                        ----------------------------------------
                                             1996          1995          1994
                                        ----------------------------------------
Franchises at the beginning of
  the year                                    93            88            66
Franchises sold                                7            11            22
Closed                                         -            (2)            -
Repurchased                                    -            (4)            -
                                        ----------------------------------------
Franchises at the end of the year            100            93            88
                                        ========================================
Franchises sold and not open at
  year end                                     2             3             6
                                        ========================================

The following table summarizes the number of maids operations of Swisher International, Inc.:

                                                    For the Year Ended
                                        ----------------------------------------
                                                        October 31,
                                        ----------------------------------------
                                             1996          1995          1994
                                        ----------------------------------------
Franchises at the beginning of
  the year                                    19             5             -
Franchises sold                                -            15             5
Consolidated                                  (3)            -             -
Repurchased                                   (4)           (1)            -
Closed                                        (1)            -             -
                                        ----------------------------------------
Franchises at the end of the year             11            19             5
                                        ========================================
Franchises sold and not open at
  year end                                     2             5             4
                                        ========================================

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 9.     FRANCHISES (CONTINUED)

The following table summarizes the number of Surface Doctor operations of Swisher International, Inc.:

                                                        For the Year Ended
                                                         October 31, 1996
                                                   ---------------------------
Franchises acquired upon acquisition                            101
Franchises sold                                                  16
                                                   ---------------------------
Franchises at the end of the year                               117
                                                   ===========================
Franchises sold and not open at year end                          1
                                                   ===========================

As of October 31, 1996, 1995 and 1994, the Company had seven, three and one corporate operations, respectively.

NOTE 10. SEGMENT INFORMATION

The Company operates in four principal business segments: Hygiene, residential maid services and residential and commercial resurfacing services conducted through Company-owned operations and hygiene, residential maid services and residential and commercial resurfacing services conducted through franchised operations. Selected financial information is presented below for the years ended October 31, 1996, 1995 and 1994.

Operating income (loss) is revenue less related costs and direct and allocated operating expenses, excluding interest and the unallocated portion of corporate expenses.

Corporate assets are those assets maintained for general purposes, principally cash and short-term investments.

During the year ended October 31, 1996 foreign sales totalled $256,024.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 10.     SEGMENT INFORMATION (CONTINUED)


                                      Maid             Hygiene        Surface Doctor
                                    Company            Company            Company           Franchise
1996                               Operations         Operations         Operations         Operations         Total
----                             ---------------------------------------------------------------------------------------
Net revenues                     $  641,974          $  1,884,785        $   84,427       $  8,050,222     $  10,661,408
                                 =======================================================================================
Operating income (loss)          $  (83,043)         $     95,192        $  (17,555)      $    704,834     $     699,428
                                 =======================================================================================
Identifiable assets              $  222,725          $    328,453        $   83,225       $  9,578,308     $  10,212,711
                                 =======================================================================================
Capital expenditures             $       -           $         -         $       -        $    235,176     $     235,176
                                 =======================================================================================
Depreciation and
amortization                     $   11,485          $     21,893        $       -        $    227,969     $     261,347
                                 =======================================================================================




                                                       Maid               Hygiene
                                                      Company             Company           Franchise
1995                                                 Operations          Operations         Operations         Total
----                                                 ------------------------------------------------------------------
Net revenues                                         $  313,253          $  1,462,332     $  6,186,949     $  7,962,534
                                                     ==================================================================
Operating income (loss)                              $ (115,635)         $    (59,110)    $    796,364     $    621,619
                                                     ==================================================================
Identifiable assets                                  $  475,480          $    553,329     $  6,929,538     $  7,958,347
                                                     ==================================================================
Capital expenditures                                 $  410,447          $     46,272     $     43,676     $    500,395
                                                     ==================================================================
Depreciation and amortization                        $   43,332          $     40,084     $     92,737     $    176,153
                                                     ==================================================================


                                                       Maid               Hygiene
                                                      Company             Company           Franchise
1994                                                 Operations          Operations         Operations         Total
----                                                 ------------------------------------------------------------------
Net revenues                                         $  150,405          $  878,605       $  4,949,040     $  5,978,050
                                                     ==================================================================
Operating income (loss)                              $  (86,287)         $  215,547       $    412,598     $    541,858
                                                     ==================================================================
Identifiable assets                                  $  241,147          $   73,422       $  5,644,447     $  5,959,016
                                                     ==================================================================
Capital expenditures                                 $  107,854          $       -        $    256,568     $    364,422
                                                     ==================================================================
Depreciation and
amortization                                         $    4,110          $       -        $     48,188     $     52,298
                                                     ==================================================================


NOTE 11. ASSETS HELD FOR SALE

As of October 31, 1996 the Company has seven franchises that they have acquired for a total consideration of $838,369. The results of operations for the periods since acquisition are included in company-owned operations in the accompanying statements of operations.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 12. BUSINESS COMBINATION

Effective July 1, 1996, the Company, pursuant to an Asset Purchase Agreement completed the acquisition of certain assets and assumption of certain liabilities of the Surface Doctor division from Professional Carpet Systems, Inc. and Old Dixie Supply Company. The Surface Doctor division specializes in resurfacing appliances, counter tops, and fixtures. The acquisition was accounted for under the purchase method whereby assets and liabilities were recorded at their fair value and the excess purchase price over fair value of net assets is recognized as goodwill.

The purchase price for the assets acquired consisted of issuance to the Sellers of an aggregate of 200,000 shares of the Company's previously authorized but unissued common stock, $.01 par value. The shares issued are subject to demand and piggyback registration rights.

In addition, the sellers were granted an option to purchase 75,000 shares of the Company's common stock at a purchase price of $6.00 per share. The options must be exercised on or before July 31, 2001.

Assets acquired in connection with the acquisition are as follows:

Accounts receivable                                          $    120,639
Inventories                                                        75,000
Prepaid expenses                                                   40,504
Notes receivable                                                   79,687
Equipment                                                          56,233
Intangibles                                                       100,000
Goodwill                                                          714,963
                                                             ------------
                                                             $  1,187,026
                                                             ============

Liabilities assumed and common stock and options to purchase common stock issued in connection with the acquisition are as follows:

Accounts payable                                             $     54,281
Accrued expenses                                                   27,468
Deferred revenue                                                  116,215
                                                             ------------
                                                                  197,964
Consideration paid                                                989,062
                                                             ------------
                                                             $  1,187,026
                                                             ============

Unaudited pro forma consolidated results of operations for the years ended October 31, 1996 and 1995 as though the Surface Doctor division of Professional Carpet Systems, Inc. and Old Dixie Supply Company had been acquired as of November 1, 1994 follow:

                                                   1996           1995
                                               -----------     ----------
Total revenue                                  $11,811,243     $9,870,811
Net income                                         490,934        501,701
Net income per common share                           0.26           0.24

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Financial Standards No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of accounts and notes receivable, accounts payable, note payable and line-of-credit borrowings approximate their fair values due to the short-term maturities of these instruments. The carrying values of notes receivable and long-term debt approximate fair values at October 31, 1996 due to rates being at current market rates.