Form 10-Q
period 1997-01-31
SWISHER INTERNATIONAL INC
filed 1997-02-26
CIK 808356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - January 31, 1997

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

[ X ] Yes        [   ] No

    Number of share of Common Stock outstanding as of February 25, 1997: 1,935,799

    Transitional Small Business Disclosure Format:
[  ] Yes         [ X ] No

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
                           CONSOLIDATED BALANCE SHEETS


                                            January 31,
                                               1997            October 31,
                                            (Unaudited)           1996
                                            -----------        -----------

  ASSETS
  ------

  CURRENT ASSETS:
    Cash and Cash Equivalents               $   842,440        $ 1,809,590
    Restricted Cash                             250,000            260,826
    Accounts Receivable:
         Franchisees                          2,179,946          1,716,049
         Other                                  594,019            495,130
           Less Allowance for
                   Doubtful Accounts           (130,248)          (100,247)
                                             -----------        -----------

             Net Accounts Receivable          2,643,717          2,110,932

    Notes receivable (current year)             999,404          1,023,199
    Inventory                                   164,105            166,042
    Prepaid Expenses                            152,564            154,586
                                             -----------        -----------

              TOTAL CURRENT ASSETS            5,052,230          5,525,175

  PROPERTY AND EQUIPMENT:
    Furniture & Equipment                     1,298,520          1,154,491
         Less Accumulated Depreciation         (471,471)          (432,103)
                                             -----------        -----------

               NET PROPERTY AND EQUIPMENT       827,049            722,388

  OTHER ASSETS:
    Notes Receivable                          2,085,100          2,134,748
    Deferred Franchise Costs                    111,970            105,040
    Intangible Assets, less amortization      1,654,861          1,725,360
                                             -----------        -----------

              NET OTHER ASSETS                3,851,931          3,965,148
                                             -----------        -----------

                   TOTAL ASSETS             $ 9,731,210        $10,212,711
                                            ============       ============




                               (continued)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                    (continued)

                                             January 31,
                                                1997            October 31,
                                             (Unaudited)           1996
                                             -----------        -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

  CURRENT LIABILITIES:
    Long-Term Debt, Current Portion          $ 1,446,291        $ 1,550,478
    Accounts Payable                             762,455          1,170,438
    Accrued Expenses                             119,716            181,132
    Deferred Revenue                             209,324            224,124
    Income Taxes Payable                         249,807            259,817
                                             -----------        -----------

           TOTAL CURRENT LIABILITIES           2,787,593          3,385,989

  LONG-TERM DEBT                                 800,919            858,616

  DEFERRED INCOME TAXES                          108,480             96,480
                                             -----------        -----------

                  TOTAL LIABILITIES            3,696,992          4,341,085

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $.10 par value;
      1,500,000 shares authorized; none
      issued                                           -                  -
    Common Stock, $.01 par value; 15,000,000
      shares authorized; 1,935,799 shares
      issued and outstanding at January 31,
      1997 and 1,935,799 outstanding at
      October 31, 1996                            19,359             19,359
    Additional Paid-In Capital                 4,006,659          4,006,659
    Retained Earnings                          2,008,200          1,845,608
                                             -----------        -----------

                 TOTAL STOCKHOLDERS' EQUITY    6,034,218          5,871,626
                                             -----------        -----------

                    TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY   $ 9,731,210        $10,212,711
                                             ===========        ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)

                                                 Three Months Ended
                                                     January 31,
                                             -------------------------
                                                1997           1996
                                             -------------------------
REVENUES:
  Annuity Revenues:
    Product Sales to Franchisees           $   972,076      $   703,620
    Service Fees                               433,741          406,177
    Royalties                                  517,405          366,490
    Marketing Fees                              14,085           10,971
                                           -----------      -----------
      Total Annuity Revenues                 1,937,307        1,487,258

  Revenue from Company
          Owned Subsidiaries                   457,545          595,849

  Initial Franchise Sales:
    Swisher Hygiene                            250,000          134,661
    Surface Doctor                              75,000                0
  Gain on Sale Company-Owned Operation         109,378                0
  Other Income                                  58,990           49,343
                                           -----------      -----------
               TOTAL REVENUES                2,888,220        2,267,111
                                           -----------      -----------

EXPENSES:
  Selling, G & A Expenses:
    Corporate & Hygiene Franchising            929,769          825,797
    Swisher Maid Franchising                    73,833          115,499
    Surface Doctor Franchising                 314,438                0
  Cost of Product Sales                        832,149          588,819
  Expenses of Company
          Owned Subsidiaries                   415,872          530,415
  Interest Expense                              49,077           58,131
                                           -----------      -----------
               TOTAL EXPENSES                2,615,138        2,118,661
                                           -----------      -----------
INCOME BEFORE TAXES AND
  NON-RECURRING ITEMS                          273,082          148,450

PROVISION FOR INCOME TAXES                     110,490           60,781
                                           -----------      -----------
NET INCOME                                 $   162,592      $    87,669
                                           ===========      ===========
NET INCOME PER COMMON SHARE                $      0.08      $      0.05
                                           ===========      ===========
WEIGHTED AVERAGE NUMBER OF
          SHARE OUTSTANDING                  2,119,846        1,841,565
                                           ===========      ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                    Three Months Ended
                                                        January 31,
                                               ------------------------------
                                                   1997              1996
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   162,592       $    87,669
    Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities-
        Depreciation and Amortization               71,548            35,320
  Change in Assets and Liabilities-
    (Increase) decrease in assets-
        Accounts receivable                       (532,785)         (308,312)
        Inventory                                    1,937           (11,172)
        Prepaid expenses                             2,022             9,550
        Deferred franchise cost                     (6,930)          (84,652)
        Notes receivable                            73,443           105,796
     Increase (decrease) in liabilities-
        Accounts payable                          (407,983)          437,807
        Accrued expenses                           (61,416)           77,167
        Income taxes payable                         1,990            24,682
        Deferred revenue                           (14,800)          (50,000)
                                               ------------      ------------
            Total adjustments                     (872,974)          236,186
                                               ------------      ------------
        NET CASH (USED) PROVIDED BY
           OPERATING ACTIVITIES                   (710,382)          323,855
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                        (144,029)          (11,709)
  Decrease (increase) in intangible
                   & other assets                   38,319            37,992
                                               ------------      ------------
        NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES                   (105,710)           26,283
                                               ------------      ------------


                                   (continued)
</TABLE)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                      (continued)
                                                     Three Months Ended
                                                        January 31,
                                               ------------------------------
                                                   1997              1996
                                               -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net principal payments under long-term
    debt obligations                              (161,884)          (98,833)
  Decrease in restricted cash                       10,826                 -
                                               ------------      ------------
        NET CASH (USED) PROVIDED BY
           FINANCING ACTIVITIES                   (151,058)          (98,833)
                                               ------------      ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                               (967,150)          251,305

CASH AND CASH EQUIVALENTS,
  Beginning of year                              1,809,590           930,492
                                               ------------      ------------
CASH AND CASH EQUIVALENTS,
  End of 1st quarter                           $   842,440       $ 1,181,797
                                               ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
  Cash paid year to date for -
    Interest                                   $    44,194       $    59,013
                                               ============      ============
    Income taxes                               $   108,500       $    36,100
                                               ============      ============




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	 GENERAL :
	    The financial information for the periods ended January 31, 1997 and 1996 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at January 31, 1997 and 1996, and the
	 results of its operations and its cash flows for the three months then ended.

	    The Company operates in two principal business segments: "Franchise Operations", which includes Initial Franchise Sales and Annuity Revenues (Service Fees, Product Sales, Royalties, and Marketing Fees), and "Company Operations", which includes the Company's Hygiene operations located in Charlotte, NC, Space Coast, FL.,and Tulsa, OK., and the Company's residential maids operations located in the Charlotte, NC, Scottsdale, AZ., and Charleston, SC areas. Subsidiaries are actively engaged in providing hygiene services and maid services directly to customers in the same manner as franchisees.
     On July 30, 1996, the Company entered into an Asset Purchase Agreement with Professional Carpet Systems, Inc. ("PCS") and Old Dixie Supply
  Company to acquire substantially all of the assets of an operating division of PCS known as Surface Doctor. The purchase price paid for the assets consisted of 200,000 shares of the Company's restricted Common Stock, an Option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, and the assumption of approximately $82,000 in liabilities relating to the Surface Doctor business.
     Surface Doctor has conducted business as a franchisor since November 1993 and currently has approximately 107 domestic and 10 foreign franchisees which provide kitchen and bath restoration services, particularly with respect to resurfacing appliances, counter tops and fixtures. Franchisees provide such services in designated markets to the apartments industry, hotels, other commercial customers and homeowners. Surface Doctor's revenues are derived from franchise sales, royalty fees, marketing fees, and sales of supplies.


	 REVENUE :
 	   Revenues in the first quarter increased 27% to $2,888,220 as compared to prior year first quarter of $2,267,111.  The major factor in the overall increase is the continued growth in Annuity Revenues.

	   SEGMENT REVENUES:

      "Franchise Operations". Annuity Revenues for the three month period ended January 31, 1997 increased 30% to $1,937,307 as compared to prior year first quarter results of $1,487,258. Revenue derived from Initial Franchise Sales, including sales of Master Licenses in foreign countries, increased 141% to $325,000 as compared to prior year first quarter sales of $134,661. During the first quarter of 1997, the Company sold its Jacksonville hygiene operations to a franchisee.

	     "Company Operations".  Revenues decreased 23% for the three months ended
      January 31, 1997 compared to the prior year first quarter.  This decrease is attributable to the sales in July and December, 1996 of the Houston and
      Jacksonville operations to franchisees.

	 EXPENSES:
	    Total pre-tax expenses for the first quarter ended January 31, 1997 increased 23% over first quarter 1996, which represents an increase of $496,477. Selling, general and administrative expenses increased by 40% to $1,318,040 as compared to prior year first quarter of $941,296. Expenses of Company-owned subsidiaries decreased $114,543 from the prior year's first quarter.

  		SEGMENT EXPENSES:

  			 "Franchise Operations".  Expenses for the first quarter of 1997 increased
      $376,744 as compared with the first quarter of 1996. Of this increase, 83%
      or $314,438 is attributable to the acquisition of the Surface Doctor division and its move from Atlanta, GA to Charlotte, NC.  The remaining increase of $62,306 over the prior year first quarter is attributable to the continuing Hygiene and Maids franchising operations.  Cost of products for resale to franchisees increased $243,000 over the prior year first quarter and reflects increased product sales revenues.

  			 "Company Operations".  Expenses for the first quarter ended January 31,
      1997 decreased by $114,543 or 22% as compared to first quarter 1996.
      This decrease in expenses is attributable to the sale of the company's
      Houston, TX and Jacksonville, FL hygiene operations to franchisees. The
      Company hygiene and residential maids operations are operated in the same manner as franchise operations.  The Company also uses the
      Charlotte operations for training new franchisees and to test new programs for later introduction into the franchise system.

	 INCOME:
   		Income before taxes for the three months ended January 31, 1997 increased
  $124,632 or 84% as compared to the 1996 first quarter.  Net income was
  $162,592 for the quarter ended January 31, 1997, as compared to first quarter
  1996 of $87,669.  Earnings per share for the three months ended January 31,
  1997, was $.08 on weighted average shares outstanding of 2,119,846, as
  compared	to the same period last year of $.05 per share on 1,841,565 shares.

  		SEGMENT INCOME:

  			 "Franchise Operations".  Operating income for the three month period ended
      January 31, 1997, increased to $231,409 as compared to the same period last year of $83,016.  Operating income was 9.5% of franchise operating revenues for the first quarter as compared to prior year first quarter of 5.0%.

  			 "Company Operations".  Operating income for the first quarter 1997 decreased by 36%, with a pre-tax income of $41,673 as compared to first quarter 1996 of $65,434.


 	LIQUIDITY AND CAPITAL RESOURCES:

   		Working capital increased $125,450 during the first three months of
  1997 due principally to a decrease of $408,000 in accounts payable. Total assets decreased by $481,500 primarily due to a decrease of $967,000 in cash and cash equivalents.  Current liabilities decreased by $604,000 while long-term liabilities decreased by $46,000.  Decreases in accounts payable and accrued expenses resulted from cash payments in excess of additional liabilities for the first quarter of 1997.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings
                  not applicable

Item 2.  Changes in Securities
                  not applicable

Item 3.  Defaults Upon Senior Securities
                  not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                  not applicable

Item 5.  Other information
                  not applicable

Item 6.  Exhibits and Reports on Form 8-K
                  (1)  Exhibits
                           none
                  (2)  Reports on Form 8-K
                           none
-----------------------------------------------------------------------------
                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SWISHER INTERNATIONAL, INC.
                                            Registrant

Date - February 25, 1997                    Patrick L. Swisher
                                            Patrick L. Swisher
                                            Chief Executive Officer

Date - February 25, 1997                    Garnett R. Mucha, CPA
                                            Garnett R. Mucha, CPA
                                            Chief Accountant