Form 10-K/A
period 1996-10-31
SWISHER INTERNATIONAL INC
filed 1997-02-28
CIK 808356

                                FORM 10-K/A1

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the 1,470,182 shares of Common Stock held by non-affiliates was $12,312,774 as of February 6, 1997. The market value of the shares was calculated based on a $8.375 closing bid price of such shares on Nasdaq National Market on such date.

As of January 28, 1997 1,935,841 shares of the registrant's Common Stock were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE:


Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                                INDEX


         TITLE                                                      PAGE
         -----                                                      ----

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . .   3

ITEM 11  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .   4

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .   7

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .   8

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information as of February 27, 1997 regarding the directors and executive officers of the Company:

                                                                   DIRECTOR
          NAME               AGE   POSITION                          SINCE
   ---------------------     ---   --------                        --------

   Patrick L. Swisher(1)     42    President, Chief Executive        1986
                                   Officer and Director

   W. Tom Reeder, III        44    Vice President and Director       1988

   Bruce Mullan              44    Vice President of Sales

   Amy K. King               41    Secretary

   George K. Moore(1)        64    Director                          1993

-------------
(1)Member of Compensation Committee and Audit Committee.

    PATRICK L. SWISHER has been Chief Executive Officer and a director of the Company since 1986 and President since 1991. From 1983 through 1986, Mr. Swisher also served as Chief Executive Officer and a director of Swisher Services, Inc., which was subsequently merged into Swisher International, Inc. In 1980, Mr. Swisher co-founded PSTV Corporation, a private cable television company, and he served as president of its construction division until 1983. From 1977 to 1980, Mr. Swisher was an owner and co-founder of Whispers Corporation, which operated a restaurant located in Charlotte, North Carolina. Mr. Swisher received a Bachelor of Science degree from Appalachian State University in 1977.

    W. TOM REEDER, III has served as a Vice President and a director of the Company since 1988. From 1977 through 1988, Mr. Reeder was a manufacturer's representative for wholesale apparel in Charlotte, North Carolina. Mr. Reeder received a Bachelor of Science degree from Western Carolina University in 1975.

    BRUCE MULLAN has been the Company's Vice President of Sales since January 1994. From 1981 through January 1994, he was employed by US Safety Company in Kansas City, Missouri and served as National Accounts Manager of that company from 1988 until January 1994. Mr. Mullan received a Bachelor of Arts degree in Economics from Hampden-Sydney College in 1975.

    AMY K. KING has served as Secretary of the Company since November 1996, and as Director of Franchise Administration since 1991. From 1984 to 1991 she served as Vice President of Franchise Administration with Econo Lodges of America, Inc.

    GEORGE K. MOORE has served as a director of the Company since 1993. Mr. Moore is a certified public accountant in the States of North Carolina and Florida. Since 1984, Mr. Moore has provided financial and management consulting to businesses located in and around the Charlotte, North Carolina area. Prior to 1984, Mr. Moore was a partner with the accounting firm of Main Hurdman and a predecessor, which subsequently merged into KPMG Peat Marwick.

BOARD COMMITTEES

    The Board of Directors has delegated certain of its authority to a three-member Compensation Committee and a three-member Audit Committee. The Compensation Committee and Audit Committee are each currently composed of Patrick L. Swisher, an ex officio, nonvoting member of each committee, and George K. Moore. Mr. Moore is the only member of either committee who is not a former or current officer or employee of the Company. The third member of each committee was also a person who was not a former or current officer or employee of the Company; such person resigned from the Board in February 1997. The Company intends to fill the vacancy on the Board and on each committee as soon as practicable with an outside director.

    The Compensation Committee held one meeting in fiscal year 1996. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Stock Option Plan.

    The Audit Committee held two meetings in fiscal year 1996. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

    In fiscal year 1996, the Board of Directors held one formal meeting. All directors attended more than 75% of the aggregate of board and committee meetings held during fiscal year 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets the annual and long-term compensation for services in all capacity to the Company for the three fiscal years ended October 31, 1996, 1995 and 1994 of Patrick L. Swisher, the Company's Chief Executive Officer, W. Tom Reeder, III, Vice President and Bruce Mullan, Vice President of Sales (the "Named Officers"), the only executive officers whose total annual salary and bonus, or annual salary and other compensation, exceeded $100,000 for such fiscal years.

                                                                           LONG-TERM
                                                                      COMPENSATION AWARDS
                                            ANNUAL COMPENSATION       -------------------
                                      -------------------------------       OPTIONS         ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY(1)    BONUS        OTHER     (SHARES)(#)    COMPENSATION(3)
---------------------------   ----    ---------    -----        -----    -------------   ---------------
Patrick L. Swisher            1996   $  198,198   $    -0-   $ 14,072(2)     33,000       $  1,846
 President and Chief          1995      198,052        -0-     14,072(2)        ---            ---
 Executive Officer            1994      120,000     78,000     11,700(2)     33,000          2,249

W. Tom Reeder, III            1996   $  105,000   $ 10,000   $  5,909(2)     23,000       $    525
 Vice President and           1995      104,791     12,000      4,757(2)        ---            ---
 Secretary                    1994       86,300     16,500      5,200(2)      7,500            385

Bruce Mullan                  1996   $  102,328   $    ---   $      ---       2,500       $  1,334
 Vice President of Sales      1995       65,000     52,500          ---         ---            ---

---------------
(1) Includes amounts contributed to the Company's 401(k) plan by each of the Named Officers.
(2) Includes car lease payments for vehicles leased.
(3) Includes amounts contributed by the Company to a 401(k) plan. Excludes (i) aircraft lease payments made by the Company to Economy Air, Inc. and (ii) office lease payments paid to SSSW Enterprises by the Company. See "Item
    12. Certain Relationships and Related Transactions."

    OPTION GRANTS TABLE. The following table sets forth information concerning grants of stock options to the Named Officers pursuant to the Company's stock option plans during the fiscal year ended October 31, 1996.

                                        % OF TOTAL
                                      OPTIONS GRANTED    EXERCISE OR
                        OPTIONS       TO EMPLOYEES IN     BASE PRICE
       NAME         GRANTED (SHARES)    FISCAL YEAR       ($/SHARE)    EXPIRATION DATE
------------------  ----------------   -------------     ----------    ---------------
Patrick L. Swisher       33,000             41%             $3.85       April 7, 2001
W. Tom Reeder, III       23,000             28%             $3.50       April 7, 2001
Bruce Mullan              2,500              3%             $3.50       April 7, 2001

    FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE. No stock options were exercised by the Named Officers during the fiscal year ended October 31, 1996. The following table shows the stock option values for the Named Officers as of October 31, 1996:

                              NUMBER OF SECURITIES UNDER-   VALUE OF UNEXERCISED IN-
                               LYING UNEXERCISED OPTIONS      THE-MONEY OPTIONS AT
                                  AT FISCAL YEAR-END(#)       FISCAL YEAR-END($)(1)
                             ---------------------------   ---------------------------
NAME                         EXERCISABLE  UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                         -----------  -------------    -----------   -------------
Patrick L. Swisher .........   142,201       33,000         $  205,141      $  37,950

W. Tom Reeder, III .........    21,167       23,000             34,709         34,500

Bruce Mullan ...............       500        2,500              1,175          3,750

--------------------
(1) The dollar values are calculated by determining the difference between $5.00 per share, the closing bid price of the Common Stock on October 31, 1996, and the exercise price of the options at October 31, 1996.

     No employee of the Company receives any additional compensation for his services as a director. Non-management directors receive a fee of $500 per meeting attended and reasonable travel or other out-of-pocket expenses and may participate in the Company's stock option plans described below.

     Other than a 401(k) retirement plan for the benefit of all employees, the Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

STOCK OPTION PLANS

     The Company adopted an Incentive Stock Option Plan in 1992 (the "Incentive Plan"). The Incentive Plan, as amended, covers an aggregate of 250,000 shares. The Plan, designed as an incentive for executive and other key employees, is administered by the Compensation Committee of the Board of Directors. The Incentive Plan provides that no option may be granted at an exercise price less than the fair market value of the Common Stock of the Company on the date of grant. Unless otherwise specified, the options expire up to ten years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. At October 31, 1996, 232,568 options had been granted and were outstanding pursuant to the Incentive Plan, of which 174,068 are currently exercisable.

     The Company also adopted a Non-Qualified Stock Option Plan in 1992 (the "Non-Qualified Plan"). The Non-Qualified Plan is also administered by the Compensation Committee of the Board of Directors and, as amended, covers a total of 150,000 shares. The Non-Qualified Plan provides that options may be granted at exercise prices not less than 85% of the fair market value of the Common Stock of the Company on the date of grant. The Compensation Committee is empowered to grant bonuses at the time of issuance of non-qualified stock options in an amount sufficient to cover the tax liability incurred by the recipient at the date of grant. At October 31, 1996, 47,667 options had been granted and were outstanding under the Non-Qualified Plan, of which 24,667 are currently exercisable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 25, 1997, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Each person has sole voting and sole investment power with respect to the shares shown except as noted.

                                         SHARES BENEFICIALLY OWNED
                                         -------------------------
     NAME AND ADDRESS(1)                   NUMBER        PERCENT
     -------------------                  --------       -------
Patrick L. Swisher(2)...................   320,218        15.4%

W. Tom Reeder, III(3)...................    33,809         1.7%

Bruce Mullan(4).........................       500           *

Amy K. King(4)..........................       500           *

George K. Moore(4)......................    24,667         1.3%

Joseph R. Lunsford(5)...................   205,000        10.2%

Armand Investment Corporation(6)........   280,000        14.5%

All Directors and Officers as
  a Group (five persons)(7).............   379,694        17.9%

--------------------
 *   Less Than one percent.
(1) The address for Mr. Lunsford is 5182 Old Drive Highway, Forest Park, Georgia 30050. The address for Armand Investment Corporation is
     4005 Tamiami Trail, Venice Florida. The address for all other persons listed is 6849 Fairview Road, Charlotte, North Carolina 28210.
(2) Includes 142,201 shares of Common Stock issuable upon exercise of currently exercisable options.
(3) Includes 21,167 shares of Common Stock issuable upon exercise of currently exercisable options.
(4) Consists solely of shares of Common Stock issuable upon exercise of currently exercisable options.
(5) Consists of 130,000 shares of Common Stock owned by Old Dixie Supply Company and Professional Carpet Systems, Inc., which are corporations owned by Mr. Lunsford, and 75,000 shares issuable upon the exercise of currently exercisable options owned by such corporations.
(6) Armand Investment Corporation acquired such shares from Patrick L. Swisher in connection with an estate and tax planning program for Mr. Swisher.
     Mr. Swisher may be deemed to be an indirect beneficial owner of the shares.
(7) Includes 189,035 shares of Common Stock issuable upon exercise of currently exercisable options.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission, The Nasdaq Stock Market, Inc. and the Company. Specific due dates for these reports have been established and the Company is required to disclose in this report and in its proxy statement any failure to file, or late filing, of such reports. Based solely on the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and written representations with respect to filing of such Forms, the Company believes that the only failures to file, or late filings, of any such reports due through the most recent fiscal year related to the grant of options to Messrs. Swisher, Reeder and Moore.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As described below, the Company has entered into a number of transactions with officers and directors in the past. The Company has adopted a policy that transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will generally be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Company's Board of Directors. This policy, which is set forth in the Company's Articles of Incorporation, provides that no such transactions by the Company shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of the Company or a committee thereof which approves such transaction or solely because their votes are counted for such purpose. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Company or a committee thereof which approves such a transaction.

     The Company leases from Economy Air, Inc. ("Economy Air"), a North Carolina corporation owned by Mr. Swisher, a twin engine airplane to provide corporate travel for Company personnel. The current lease, entered into in November, 1993 and effective through October 15, 1998, obligates the Company to make monthly lease payments to Economy Air, together with charges for maintenance and fuel for aircraft use. The amount of the lease payment approximates the total of the monthly loan payment, insurance, taxes and hanger rent paid by Mr. Swisher. Economy Air received lease payments and maintenance charges aggregating $126,950, $88,809 and $73,696, respectively, during the fiscal years ended October 31, 1996, 1995 and 1994.

     In 1993, the Company and B.S. Associates, a partnership in which Mr. Swisher is a partner, entered into a lease agreement pursuant to which the Company leases its new headquarters from the partnership for a term of seven years, expiring March 2000. In 1995, B.S. Associates sold the facilities and assigned the lease to SSSW Enterprises, a general partnership in which Mr. Swisher is a one-third partner. The lease provides for a monthly rental of $8,000. The lease payment is to escalate in accordance with the consumer price index during the term of the lease. During the fiscal years ended October 31, 1996, 1995 and 1994, the Company made lease payments of $127,501, $108,187 and $96,400, respectively.

      During 1996 and 1995, the Company made advances of $77,000 and $33,000, respectively, to Mr. Swisher on unsecured, interest-free bases. These advances are payable on demand.

     On July 30, 1996, the Company purchased substantially all of the assets of Surface Doctor, an operating division of Professional Carpet Systems, Inc. ("PCS") and Old Dixie Supply Company ("ODS"). The Surface Doctor assets were purchased in exchange for 200,000 shares of the Company's restricted Common Stock, an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, and the assumption of approximately $82,000 in liabilities relating to the Surface Doctor business. Pursuant to the terms and conditions of certain Registration Rights Agreements entered into by the Company, PCS and ODS, the Company has agreed to register the securities issued to PCS and ODS under the Securities Act of 1933.

     PCS and ODS are wholly-owned by Joseph R. Lunsford, who served as a director of the Company from May 1996 until February 1997. Mr. Lunsford did not participate in the vote taken by the Company's Board of Directors with respect to the Surface Doctor transaction. There were no other affiliations between the Company, PCS or ODS.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SWISHER INTERNATIONAL, INC.


                                       By: /s/ Patrick L. Swisher
                                          ------------------------------------
                                          Patrick L. Swisher
                                          President and Chief Executive Officer

Dated:  February 27, 1997

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                        TITLE                      DATE
        ---------                        -----                      ----

 /s/ Patrick L. Swisher      President, Chief Executive and    February 27, 1997
--------------------------   Financial Officer and Director
Patrick L. Swisher


 /s/ W. Tom Reeder           Vice President, Secretary         February 27, 1997
--------------------------   and Director
W. Tom Reeder


 /s/ George K. Moore         Director                          February 27, 1997
--------------------------
George K. Moore