Form 10-K405/A
period 1996-10-31
SWISHER INTERNATIONAL INC
filed 1997-05-06
CIK 808356

                                  FORM 10-K/A2

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

Dated: May 5, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                       DATE
        ---------                      -----                       ----

 /s/ Patrick L. Swisher     President, Chief Executive and     May 5, 1997
--------------------------  Financial Officer and Director
Patrick L. Swisher

 /s/ W. Tom Reeder          Vice President, Secretary          May 5, 1997
--------------------------  and Director
W. Tom Reeder

 /s/ George K. Moore        Director                           May 5, 1997
--------------------------
George K. Moore

                            Director
--------------------------
William B. Danzell

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

  oo         (v)   Form of Master License Agreement relating to international licenses by and between the Company's wholly-owned subsidiary, F.M.S., Inc., and certain licensees.

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

   * 10.7 Promissory Note and Guaranty, dated December 17, 1992, by and between Wachovia Bank of North Carolina, N.A. and the Company (terminated).

  oo 10.7.1  Revolving Note and Loan Agreement, dated September 19, 1996, by and between SouthTrust Bank of North Carolina and the Company.

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

   * 10.10.1 Promissory Note, dated April 1, 1993, by and between Branch Banking and Trust Company and the Company.

   * 10.10.2 Loan Agreement, dated April 1, 1993, by and between Branch Banking and Trust Company and the Company.

   o 10.10.3 Loan Agreement, dated April 21, 1995, by and between First Union National Bank of North Carolina and the Company (terminated).

   o 10.10.4 Loan Agreement, dated May 18, 1995, by and between Stephens Diversified Leasing, Inc., d/b/a Stephens Franchise Finance, and the Company.

EXHIBIT NO.
-----------

  oo 21.     List of Subsidiaries of the Company.

  oo 23.     Consent of McGladrey & Pullen, LLP.

   - 27.     Financial Data Schedule.

_____________
-   Filed herewith.

oo  Previously filed.

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