Form 10-Q
period 1997-04-30
SWISHER INTERNATIONAL INC
filed 1997-06-12
CIK 808356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - April 30, 1997

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

[ X ] Yes        [   ] No

    Number of share of Common Stock outstanding as of June 12, 1997: 2,082,213

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
                           CONSOLIDATED BALANCE SHEETS


                                             April 30,
                                               1997            October 31,
                                            (Unaudited)           1996
                                            -----------        -----------

  ASSETS
  ------

  CURRENT ASSETS:
    Cash and Cash Equivalents               $   583,675        $ 1,809,590
    Restricted Cash                             250,000            260,826
    Accounts Receivable:
         Franchisees                          2,211,814          1,716,049
         Other                                  555,570            495,130
           Less Allowance for
                   Doubtful Accounts           (130,247)          (100,247)
                                             -----------        -----------

             Net Accounts Receivable          2,637,137          2,110,932

    Notes Receivable (current year)           1,204,786          1,023,199
    Inventory                                   182,528            166,042
    Prepaid Expenses                            245,196            154,586
                                             -----------        -----------

              TOTAL CURRENT ASSETS            5,103,322          5,525,175

  PROPERTY AND EQUIPMENT:
    Furniture & Equipment                     1,326,762          1,154,491
         Less Accumulated Depreciation         (515,805)          (432,103)
                                             -----------        -----------

               NET PROPERTY AND EQUIPMENT       810,957            722,388

  OTHER ASSETS:
    Notes Receivable                          2,317,980          2,134,748
    Deferred Franchise Costs                    113,315            105,040
    Intangible Assets, less amortization      1,678,104          1,725,360
                                             -----------        -----------

              NET OTHER ASSETS                4,109,399          3,965,148
                                             -----------        -----------

                   TOTAL ASSETS             $10,023,678        $10,212,711
                                            ============       ============




                               (continued)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                    (continued)

                                              April 30,
                                                1997            October 31,
                                             (Unaudited)           1996
                                             -----------        -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

  CURRENT LIABILITIES:
    Long-Term Debt, Current Portion          $   789,594        $ 1,550,478
    Accounts Payable                           1,556,348          1,170,438
    Accrued Expenses                             140,241            181,132
    Deferred Revenue                             209,323            224,124
    Income Taxes Payable                         360,617            259,817
                                             -----------        -----------

           TOTAL CURRENT LIABILITIES           3,056,123          3,385,989

  LONG-TERM DEBT                                 674,113            858,616

  DEFERRED INCOME TAXES                          108,480             96,480
                                             -----------        -----------

                  TOTAL LIABILITIES            3,838,718          4,341,085

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $.10 par value;
      1,500,000 shares authorized; none
      issued                                           -                  -
    Common Stock, $.01 par value; 15,000,000
      shares authorized; 2,355,002 shares
      issued and outstanding at April 30,
      1997 and 1,935,799 outstanding at
      October 31, 1996                            20,822             19,359
    Additional Paid-In Capital                 4,009,123          4,006,659
    Retained Earnings                          2,155,017          1,845,608
                                             -----------        -----------

                 TOTAL STOCKHOLDERS' EQUITY    6,184,962          5,871,626
                                             -----------        -----------

                    TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY   $10,023,678        $10,212,711
                                             ===========        ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                     April 30,                     April 30,
                                             -------------------------      -------------------------
                                                1997           1996            1997           1996
                                             -------------------------      -------------------------
REVENUES:
  Annuity Revenues:
    Product Sales to Franchisees           $ 1,352,781      $   676,474   $ 2,324,857      $ 1,380,094
    Service Fees                               450,991          400,626       884,732          806,803
    Royalties                                  500,797          382,534     1,018,202          749,024
    Marketing Fees                              14,314           11,623        28,399           22,594
                                           -----------      -----------   -----------      -----------
      Total Annuity Revenues                 2,318,883        1,471,257     4,256,190        2,958,515

  Revenue from Company
          Owned Subsidiaries                   400,634          684,859       858,179        1,280,709

  Initial Franchise Sales:
    Swisher Hygiene                             95,525          152,500       345,525          287,161
    Surface Doctor                             159,605                0       234,605                0
  Gain on Sale Company-Owned Operation          38,804                0       148,182                0
  Other Income                                  83,201          100,781       142,191          150,124
                                           -----------      -----------   -----------      -----------
               TOTAL REVENUES                3,096,652        2,409,397     5,984,872        4,676,509
                                           -----------      -----------   -----------      -----------

EXPENSES:
  Selling, G & A Expenses:
    Corporate & Hygiene Franchising            975,025          811,148     1,904,794        1,640,803
    Swisher Maid Franchising                    34,864          110,930       108,697          222,311
    Surface Doctor Franchising                 357,499                0       671,937                0
  Cost of Product Sales                      1,052,487          572,776     1,884,636        1,161,595
  Expenses of Company
          Owned Subsidiaries                   386,774          658,504       802,646        1,189,180
  Interest Expense                              45,476           66,751        94,553          124,882
                                           -----------      -----------   -----------      -----------
               TOTAL EXPENSES                2,852,125        2,220,109     5,467,263        4,338,771
                                           -----------      -----------   -----------      -----------
INCOME BEFORE TAXES AND
  NON-RECURRING ITEMS                          244,527          189,288       517,609          337,738

NON-RECURRING ITEMS
  Loss on sale of assets                             0           17,206             0           17,206

PROVISION FOR INCOME TAXES                      97,710           70,637       208,200          131,418
                                           -----------      -----------   -----------      -----------
NET INCOME                                 $   146,817      $   101,445   $   309,409      $   189,114
                                           ===========      ===========   ===========      ===========
EARNINGS PER COMMON SHARE AND
COMMON SHARE EQUIVALENT
PRIMARY EARNINGS                           $      0.07      $      0.06   $      0.15      $      0.11
                                           ===========      ===========   ===========      ===========
COMMON SHARES AND EQUIVALENTS                2,355,002        1,794,649     2,333,495        1,794,649
                                           ===========      ===========   ===========      ===========
FULLY DILUTED EARNINGS                     $      0.06      $      0.06   $      0.13      $      0.11
                                           ===========      ===========   ===========      ===========
COMMON SHARES AND EQUIVALENTS                2,398,958        1,794,649     2,386,308        1,794,649
                                           ===========      ===========   ===========      ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                     Six Months Ended
                                                         April 30,
                                               ------------------------------
                                                   1997              1996
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   390,409       $   189,114
    Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities-
        Depreciation and amortization              147,750            70,639
  Change in Assets and Liabilities-
    (Increase) decrease in assets-
        Accounts receivable                       (526,205)         (333,214)
        Inventory                                  (16,486)          (21,442)
        Prepaid expenses                           (90,610)          (21,063)
        Deferred franchise costs                   (29,691)          (60,748)
        Notes receivable                          (364,819)           58,234
     Increase (decrease) in liabilities-
        Accounts payable                           385,910           190,491
        Accrued expenses                           (40,891)           (2,905)
        Income taxes payable                       112,800            95,319
        Deferred revenue                           (14,801)          (65,000)
                                               ------------      ------------
            Total adjustments                     (437,043)          (89,689)
                                               ------------      ------------
        NET CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES                   (127,634)           99,425
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                        (172,271)          (29,916)
  Sale of fixed asset                                    -           336,935
  Decrease (increase) in intangible
                   & other assets                    4,624          (149,144)
                                               ------------      ------------
        NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES                   (167,647)          157,875
                                               ------------      ------------


                                   (continued)
</TABLE)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                      (continued)
                                                      Six Months Ended
                                                          April 30,
                                               ------------------------------
                                                   1997              1996
                                               -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net principal payments under long-term
    debt obligations                              (945,387)         (449,441)
  Proceeds from stock transactions                   3,927            37,125
  Decrease in restricted cash                       10,826            10,826
                                               ------------      ------------
        NET CASH (USED) PROVIDED BY
           FINANCING ACTIVITIES                   (930,634)         (412,316)
                                               ------------      ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                             (1,225,915)         (155,016)

CASH AND CASH EQUIVALENTS,
  Beginning of year                              1,809,590           930,492
                                               ------------      ------------
CASH AND CASH EQUIVALENTS,
  End of 2nd quarter                           $   583,675       $   775,476
                                               ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
  Cash paid year to date for -
    Interest                                   $    84,502       $   133,420
                                               ============      ============
    Income taxes                               $    94,500       $    36,100
                                               ============      ============




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	 GENERAL :
	    The financial information for the periods ended April 30, 1997 and 1996 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at April 30, 1997 and 1996, and the results of its operations and its cash flows for the six-month periods then ended.

	    The Company operates in two principal business segments: "Franchise Operations," which includes Initial Franchise Sales and Annuity Revenues (Service Fees, Product Sales, Royalties, and Marketing Fees), and "Company Operations," which includes the Company's Hygiene operations located in Charlotte, NC; Space Coast, FL.; and Tulsa, OK.; and the Company's residential maids operations located in Charlotte, NC and Scottsdale, AZ. Subsidiaries are actively engaged in providing hygiene services and maid services directly to customers in the same manner as franchisees.

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

     Surface Doctor has conducted business as a franchisor since November 1993 and currently has approximately 116 domestic and 12 foreign franchisees which provide kitchen and bath restoration services, particularly with respect to resurfacing appliances, counter tops and fixtures. Franchisees provide such services in designated markets to the apartments industry, hotels, other commercial customers and homeowners. Surface Doctor's revenues are derived from franchise sales, royalty fees, marketing fees, and sales of supplies.


	 REVENUE :
 	   Revenues in the second quarter increased 29% to $3,096,652 as compared to prior year second quarter of $2,409,397.  The major factor in the overall increase is the continued growth in Annuity Revenues.

	   SEGMENT REVENUES:

      "Franchise Operations." Annuity Revenues for the three month period ended April 30, 1997 increased 58% to $2,318,883 as compared to prior year second quarter results of $1,471.257. Revenue derived from Initial Franchise Sales, including sales of Master Licenses in foreign countries, increased 67% to $255,130 as compared to prior year second quarter sales of $152,500.

	     "Company Operations."  Revenues decreased 42% for the three months ended
      April 30, 1997 compared to the prior year second quarter.  This decrease is attributable to the sales in July and December, 1996 of the Houston and Jacksonville operations to franchisees.

	 EXPENSES:
	    Total pre-tax expenses for the second quarter of 1997 increased 28% over second quarter 1996, which represents an increase of $632,016.  Selling, general and administrative expenses increased by 48% to $1,367,388 compared to prior year second quarter of $922,078. Expenses of Company-
     owned subsidiaries decreased $271,730 from the prior year's second quarter.

  		SEGMENT EXPENSES:

  			 "Franchise Operations."  Expenses for the second quarter of 1997 increased $445,310 compared with the second quarter of 1996. Of this increase, 80% or $357,499 is attributable to the acquisition and operation of the Surface Doctor division.  The remaining increase of
      $87,811 over the prior year second quarter is attributable to the continuing Hygiene and Maids franchising operations.  Cost of products for resale to franchisees increased $479,711 or 84% over the prior year second quarter and reflects a 100% increase in product sales revenues.

  			 "Company Operations."  Expenses for the quarter ended April 30, 1997 decreased by $271,730 or 41% as compared to second quarter 1996.  This decrease in expenses is attributable to the sale of the company's
      Houston, TX and Jacksonville, FL hygiene operations to franchisees. The
      Company hygiene and residential maids operations are operated in the same manner as franchise operations.  The Company also uses the
      Charlotte operations for training new franchisees and to test new programs for later introduction into the franchise system.

	 INCOME:

   	   	Income before taxes for the three months ended April 30, 1997 increased
     $72,445 or 42% compared to the 1996 second quarter.  Net income was
     $146,817 for the quarter ended April 30, 1997, compared to second quarter 1996 of $101,445. Primary earnings per share for the three months ended April 30, 1997, was $.07 on common shares and common share equivalents of 2,355,002, as compared to the same period last year of $.06 per share on 1,794,649 shares.

  		SEGMENT INCOME:

  			 "Franchise Operations."  Operating income for the three month period ended April 30, 1997, increased to $191,863 compared to the same period last year of $163,000.  Operating income was 7.1% of franchise operating revenues for the second quarter compared to prior year second quarter of 9.5%.

  			 "Company Operations."  Operating income for the second quarter 1997 decreased to $13,860 as compared to second quarter 1996 of $26,355.


 	LIQUIDITY AND CAPITAL RESOURCES:

   		Working capital decreased $91,987 during the first six months of 1997 due principally to an increase in accounts payable.  Total assets decreased by $189,033 primarily due to a decrease in cash.  Current liabilities decreased by $329,866 while long-term liabilities decreased by $172,503, both of which reflect the use of cash.

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

                                            SWISHER INTERNATIONAL, INC.
                                            Registrant

Date - June 12, 1997                        Patrick L. Swisher
                                            Patrick L. Swisher
                                            Chief Executive Officer

Date - June 12, 1997                        Charles H. Cendrowski
                                            Charles H. Cendrowski
                                            Corporate Controller