Form 10-Q
period 1997-07-31
SWISHER INTERNATIONAL INC
filed 1997-09-15
CIK 808356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - July 31, 1997

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
                           CONSOLIDATED BALANCE SHEETS


                                             July 31,
                                               1997            October 31,
                                            (Unaudited)           1996
                                            -----------        -----------

  ASSETS
  ------

  CURRENT ASSETS:
    Cash and Cash Equivalents               $   491,643        $ 1,809,590
    Restricted Cash                             250,000            260,826
    Accounts Receivable:
         Franchisees                          2,528,095          1,716,049
         Other                                  687,491            495,130
           Less Allowance for
                   Doubtful Accounts           (378,648)          (100,247)
                                             -----------        -----------

             Net Accounts Receivable          2,836,938          2,110,932

    Notes Receivable, Current Portion         1,209,910          1,023,199
    Inventory                                   167,852            166,042
    Prepaid Expenses                            388,105            154,586
                                             -----------        -----------

              TOTAL CURRENT ASSETS            5,344,448          5,525,175

  PROPERTY AND EQUIPMENT:
    Furniture & Equipment                     1,418,022          1,154,491
         Less Accumulated Depreciation         (558,105)          (432,103)
                                             -----------        -----------

               NET PROPERTY AND EQUIPMENT       859,917            722,388

  OTHER ASSETS:
    Notes Receivable                          2,693,027          2,134,748
    Deferred Franchise Costs                    103,883            105,040
    Intangible Assets, Less Amortization      1,609,404          1,725,360
                                             -----------        -----------

              NET OTHER ASSETS                4,406,314          3,965,148
                                             -----------        -----------

                   TOTAL ASSETS             $10,610,679        $10,212,711
                                            ============       ============




                               (continued)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                    (continued)

                                              July 31,
                                                1997            October 31,
                                             (Unaudited)           1996
                                             -----------        -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

  CURRENT LIABILITIES:
    Line of Credit and
      Long-Term Debt, Current Portion        $ 1,364,038        $ 1,550,478
    Accounts Payable                           1,462,386          1,170,438
    Accrued Expenses                             182,423            181,132
    Deferred Revenue                             209,324            224,124
    Income Taxes Payable                         354,331            259,817
                                             -----------        -----------

           TOTAL CURRENT LIABILITIES           3,572,502          3,385,989

  LONG-TERM DEBT                                 508,350            858,616

  DEFERRED INCOME TAXES                           96,480             96,480
                                             -----------        -----------

                  TOTAL LIABILITIES            4,177,332          4,341,085

  STOCKHOLDERS' EQUITY:
    Preferred Stock, $.10 par value;
      1,500,000 shares authorized; none
      issued                                           -                  -
    Series A Junior Participating Preferred
      stock, par value $1.00; authorized
      100,000 shares; none issued                      -                  -
    Common Stock, $.01 par value; 15,000,000
      shares authorized; 2,082,213 shares
      issued and outstanding at July 31,
      1997 and 1,935,799 outstanding at
      October 31, 1996                            20,822             19,359
    Additional Paid-In Capital                 4,009,123          4,006,659
    Retained Earnings                          2,403,402          1,845,608
                                             -----------        -----------

                 TOTAL STOCKHOLDERS' EQUITY    6,433,347          5,871,626
                                             -----------        -----------

                    TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY   $10,610,679        $10,212,711
                                             ===========        ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                     July 31,                     July 31,
                                             -------------------------      -------------------------
                                                1997           1996            1997           1996
                                             -------------------------      -------------------------
REVENUES:
  Annuity Revenues:
    Product Sales to Franchisees           $ 1,337,989      $   944,994   $ 3,662,846      $ 2,325,088
    Service Fees                               473,215          444,935     1,357,947        1,251,738
    Royalties                                  545,712          420,527     1,563,914        1,169,552
    Marketing Fees                              14,596           12,028        42,995           34,622
                                           -----------      -----------   -----------      -----------
      Total Annuity Revenues                 2,371,512        1,822,484     6,627,702        4,781,000

  Revenue from Company
          Owned Subsidiaries                   425,167          601,517     1,283,346        1,882,225

  Initial Franchise Sales:
    Swisher Hygiene                            185,175                -       530,700          287,161
    Surface Doctor                             201,900           95,620       436,505           95,620
  Gain on Sale of Company-Owned Operations     381,461           94,672       529,643           94,672
  Other Income                                  92,876          275,845       235,067          425,969
                                           -----------      -----------   -----------      -----------
               TOTAL REVENUES                3,658,091        2,890,138     9,642,963        7,566,647
                                           -----------      -----------   -----------      -----------

EXPENSES:
  Selling, G & A Expenses:
    Corporate & Hygiene Franchising          1,330,739          852,329     3,235,533        2,493,132
    Swisher Maid Franchising                    28,292          230,370       136,989          452,681
    Surface Doctor Franchising                 364,346           91,574     1,036,283           91,574
  Cost of Product Sales                      1,057,407          843,104     2,942,043        2,004,699
  Expenses of Company
          Owned Subsidiaries                   422,784          552,882     1,225,430        1,742,062
  Interest Expense                              42,144           59,924       136,697          184,806
                                           -----------      -----------   -----------      -----------
               TOTAL EXPENSES                3,245,712        2,630,183     8,712,975        6,968,954
                                           -----------      -----------   -----------      -----------
INCOME BEFORE TAXES AND
  NON-RECURRING ITEMS                          412,379          259,955       929,988          597,693

NON-RECURRING ITEMS
  Loss on sale of assets                             -                -             -         ( 17,206)

PROVISION FOR INCOME TAXES                     163,994           96,069       372,194          227,487
                                           -----------      -----------   -----------      -----------
NET INCOME                                 $   248,385      $   163,886   $   557,794      $   353,000
                                           ===========      ===========   ===========      ===========
EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT
    PRIMARY EARNINGS                       $      0.11      $      0.09   $      0.25      $      0.19
                                           ===========      ===========   ===========      ===========
    COMMON SHARES AND EQUIVALENTS            2,478,403        1,853,015     2,423,524        1,853,015
                                           ===========      ===========   ===========      ===========
    FULLY DILUTED EARNINGS                 $      0.11      $      0.09   $      0.25      $      0.19
                                           ===========      ===========   ===========      ===========
    COMMON SHARES AND EQUIVALENTS            2,481,051        1,853,015     2,514,826        1,853,015
                                           ===========      ===========   ===========      ===========

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                     Nine Months Ended
                                                         July 31,
                                               ------------------------------
                                                   1997              1996
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   557,794       $   353,000
    Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities-
        Depreciation and amortization              189,794           105,957
        (Gain) on financed sales of
          Company Operations                      (520,479)                -
  Change in Assets and Liabilities-
    (Increase) decrease in assets-
        Accounts receivable                       (726,006)         (577,142)
        Inventory                                   (1,810)          (81,096)
        Prepaid expenses                          (233,519)          (70,289)
        Deferred franchise costs                     1,157             9,025
        Notes receivable                          (224,511)         (383,610)
     Increase (decrease) in liabilities-
        Accounts payable                           291,948           215,860
        Accrued expenses                             1,291            31,088
        Income taxes payable                        94,514           160,890
        Deferred revenue                           (14,800)           27,965
                                               ------------      ------------
            Total Adjustments                   (1,142,421)         (561,352)
                                               ------------      ------------
        NET CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES                   (548,627)         (208,352)
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                        (263,531)         (128,455)
  Sale of fixed assets                                   -           336,935
  Decrease (increase) in intangible
                   & other assets                   52,164          (981,686)
                                               ------------      ------------
        NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES                   (211,367)         (773,206)
                                               ------------      ------------


                                   (continued)
</TABLE)

                    SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                      (continued)
                                                      Nine Months Ended
                                                          July 31,
                                               ------------------------------
                                                   1997              1996
                                               -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net principal payments under long-term
    debt obligations                              (536,706)          (60,971)
  Proceeds from stock transactions                   3,927           925,159
  Decrease in restricted cash                       10,826           200,000
                                               ------------      ------------
        NET CASH (USED) PROVIDED BY
           FINANCING ACTIVITIES                   (521,953)        1,064,188
                                               ------------      ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                             (1,317,947)           82,630

CASH AND CASH EQUIVALENTS,
  Beginning of year                              1,809,590           930,492
                                               ------------      ------------
CASH AND CASH EQUIVALENTS,
  End of third quarter                         $   491,643       $ 1,013,122
                                               ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
  Cash paid year to date for -
    Interest                                   $   149,804       $   185,777
                                               ============      ============
    Income taxes                               $   277,680       $    30,497
                                               ============      ============




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	 GENERAL :
	    The financial information for the periods ended July 31, 1997 and 1996 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at July 31, 1997 and 1996, and the results of its operations and its cash flows for the nine-month period then ended.

	    The Company operates in two principal business segments: "Franchise Operations," which includes Initial Franchise Sales and Annuity Revenues (Service Fees, Product Sales, Royalties, and Marketing Fees), and "Company Operations," which includes the Company's hygiene operations located in Space Coast, FL; and Tulsa, OK; and the Company's residential maids operations located in Charlotte, NC and Scottsdale, AZ. Subsidiaries are actively engaged in providing hygiene services and maid services directly to customers in the same manner as franchisees.

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

     Surface Doctor has conducted business as a franchisor since November 1993 and currently has approximately 116 domestic and 12 foreign franchisees which provide kitchen and bath restoration services, particularly with respect to resurfacing appliances, counter tops and fixtures. Franchisees provide such services in designated markets to the apartment industry, hotels, other commercial customers and homeowners. Surface Doctor's revenues are derived from franchise sales, royalty fees, marketing fees, and sales of supplies.


	 REVENUE :
 	   Revenues in the third quarter increased 27% to $3,658,091 as compared to prior year third quarter of $2,890,138.  The major factor in the overall increase is the continued growth in Annuity Revenues.

	   SEGMENT REVENUES:

      "Franchise Operations." Annuity Revenues for the three-month period ended July 31, 1997, increased 30% to $2,371,512 as compared to prior year third quarter results of $1,822,484. Revenue derived from Initial Franchise Sales, including sales of Master Licenses in foreign countries, increased 305% to $387,075 compared to prior year third quarter sales of $95,620.

	     "Company Operations."  Revenues decreased 29% for the three-months ended
      July 31, 1997, compared to the prior year third quarter.  This decrease is attributable to the sales in July and December 1996 of the Houston, TX and Jacksonville, FL Hygiene operations and the December 1996 sale of the
      Atlanta, GA Surface Doctor operation to franchisees.

	 EXPENSES:
	    Total pre-tax expenses for the third quarter of 1997 increased 23% over third quarter 1996, which represents an increase of $615,529.  Selling, general and administrative expenses increased by 47% to $1,723,377 compared to prior year third quarter of $1,174,273. Expenses of Company-
     owned subsidiaries decreased $130,098 from the prior year's third quarter.

  		SEGMENT EXPENSES:

  			 "Franchise Operations."  Expenses for the third quarter of 1997 increased $549,104 compared with the third quarter of 1996. Of this increase, 50% or $272,772 is attributable to the acquisition and operation of the Surface Doctor division.  The remaining increase of
      $276,332 over the prior year third quarter is attributable to the continuing Hygiene and Maids franchising operations.  Cost of products for resale to franchisees increased $214,304 or 25% over the prior year third quarter and reflects a 42% increase in product sales revenues.

  			 "Company Operations."  Expenses for the quarter ended July 31, 1997, decreased by $130,098 or 24% as compared to third quarter 1996.  This decrease in expenses is attributable to the sale of the company's
      Houston, TX and Jacksonville, FL Hygiene operations to franchisees. The
      Company hygiene and residential maids operations are operated in the same manner as franchise operations.  During the current quarter, the
      Company sold its Charlotte hygiene operation to a franchisee.

	 INCOME:

   	   	Net Income for the three months ended July 31, 1997, increased $84,499 or 52% compared to the 1996 third quarter. Net income was $248,385 for the quarter ended July 31, 1997, compared to third quarter 1996 of $163,886. Primary earnings per share for the three months ended July 31, 1997, was $.11 on common shares and common share equivalents of 2,478,403 as compared to the same period last year of $.09 per share on 1,853,015 shares. FASB 128 regarding computations and disclosures of earnings per share will not apply to the Company's current fiscal year.

  		SEGMENT INCOME:

  			 "Franchise Operations."  Operating income for the three-month period ended July 31, 1997, decreased to $28,535 compared to the same period last year of $116,648.  This decrease of $88,113 is mainly attributable to costs incurred in developing the infrastructure to support international franchise sales.

  			 "Company Operations."  Operating income for the third quarter 1997 decreased to $2,383 as compared to third quarter 1996 of $48,635.
      This decrease of $46,252 is primarily attributable to the sale in July
      1996 of the Company owned Houston, TX Hygiene operation and in December
      1996 of the Company owned Atlanta, GA Surface Doctor operation.


 	LIQUIDITY AND CAPITAL RESOURCES:

   		Working capital decreased $367,240 during the first nine months of 1997 due principally to the use of $1,317,947 in cash and cash equivalents as detailed in the Consolidated Statement of Cash Flows and an increase of
  291,948 in accounts payable due primarily to a 47% increase in the cost of product sales.

     Total assets increased $397,968 due mainly to an increase in notes receivable from franchisees and master licensees. Total liabilities decreased by $163,753, which also reflects the use of cash and cash equivalents.

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

                                            SWISHER INTERNATIONAL, INC.
                                            Registrant

Date - September 15, 1997                   Patrick L. Swisher
                                            Patrick L. Swisher
                                            Chief Executive Officer

Date - September 15, 1997                   Charles H. Cendrowski
                                            Charles H. Cendrowski
                                            Corporate Controller