Form 10-K405/A
period 1996-10-31
SWISHER INTERNATIONAL INC
filed 1998-07-01
CIK 808356

                                  FORM 10-K/A-3

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from to
         ------------    ------------

                         Commission file number: 0-21282

                           SWISHER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              NEVADA                                    56-1541396
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                   Identification Number)

          6849 FAIRVIEW ROAD
       CHARLOTTE, NORTH CAROLINA                             28210
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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes_X_   No___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the 1,470,182 shares of Common Stock held by non-affiliates was $12,312,774 as of February 6, 1997. The market value of the shares was calculated based on a $8.375 closing bid price of such shares on Nasdaq National Market on such date.

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

                                      INDEX


Part I
         Item 1         Business


Part II
         Item 6         Selected Financial Data

         Item 7         Management's Discussion and Analysis of Results of
                        Operations

         Item 8         Financial Statements


Part IV Exhibits, Financial Statement Schedules, and Reports on Form 8-K


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

         In February 1994, the Company began operating a residential maid service in Charlotte, North Carolina, in order to establish a home-cleaning franchise program. In September 1994, Swisher Maids, Inc., a wholly-owned subsidiary of the Company, commenced offering franchises for "Swisher Maids" businesses, specializing in providing residential maid services. The Company currently conducts its maid services business through eleven franchises and certain Company-owned operations.

         Effective July 1, 1996, the Company acquired substantially all of the assets of a franchise business based in Atlanta, Georgia known as "Surface Doctor." Surface Doctor has been engaged in franchise operations since 1993, and currently has 117 franchises located principally in the United States and Canada. Surface Doctor has also entered into master license agreements covering Brazil, Singapore/Malaysia/Indonesia, and United Kingdom/Ireland.

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

                               HYGIENE OPERATIONS

HYGIENE FRANCHISE SERVICES

         The Company's Hygiene services and products are sold principally through franchises to a broad spectrum of businesses throughout the United States and Canada, including restaurants, retail stores, manufacturers, commercial office buildings, health and childcare facilities, schools, military bases and hotels. The Company operates nationally through 99 Hygiene franchisees and in portions of North and South Carolina, Florida, and Oklahoma through Company-owned operations. The Company has also implemented an aggressive international Hygiene marketing program which is conducted through master license agreements. To date, the Company has entered into Hygiene master license agreements covering the United Kingdom, Ireland and the Caribbean.

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

         HYGIENE FRANCHISE DEVELOPMENT. As of October 31, 1996, the Company had 99 Hygiene franchises and certain Company-owned operations conducting business in 38 states, the District of Columbia and Canada. This compares to 93, 88 and 66 Hygiene franchises as of October 31, 1995, 1994 and 1993, respectively. The slower growth in 1996 reflects the Company's broad geographic market penetration and the limited number of major unsold markets.

         Set forth below is information concerning the location of the Hygiene franchises sold by the Company as of October 31, 1996. The territories below are identified by the metropolitan or geographic area in which the franchise is headquartered and do not, in many cases, reflect the boundaries of the franchised territory.



ALABAMA                    GEORGIA                   NEW HAMPSHIRE              TENNESSEE
Huntsville                 Atlanta                   Ashland                    Bristol
Mobile                                                                          Chattanooga
Montgomery                 ILLINOIS                  NEW JERSEY                 Knoxville
                           Chicago (Metro)           Fanwood                    Memphis
ARIZONA                    Chicago (Western)         Oakhurst                   Nashville
Phoenix                    Chicago (Suburban)        Rockaway
Tucson                                                                          TEXAS
                           INDIANA                   NEW YORK                   Austin
ARKANSAS                   Indianapolis              Brewster                   Dallas
Little Rock(1)                                       Buffalo/Rochester          McAllen
                           KANSAS                    Long Island                San Antonio
CALIFORNIA                 Kansas City               Queens
Beverly Hills                                                                   UTAH
East Bay Area              KENTUCKY                  NEW MEXICO                 Salt Lake City
Fresno                     Louisville                Albuquerque
Long Beach                                                                      VIRGINIA
Mission Viejo              LOUISIANA                 NORTH CAROLINA             Norfolk
Redondo Beach              New Orleans               Greensboro                 Richmond
Riverside/San                                        Hickory
  Bernardino               MARYLAND                  Raleigh                    WASHINGTON
Sacramento                 Baltimore                                            Seattle
San Diego                                            OHIO                       Tacoma
San Francisco              MASSACHUSETTS             Columbus
San Jose                   Sterling                  Cincinnati                 WEST VIRGINIA
Ventura                    Plymouth                  Toledo                     Beaver

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

         The Company estimates that the initial investment to establish a new Hygiene franchise is between $65,700 and $115,200, allocated as follows:



                                                                          ESTIMATE           ESTIMATED
                                         EXPENSES                          MINIMUM            MAXIMUM
                     ----------------------------------------------       ---------         -----------
                     Initial franchise fee.........................       $  35,000         $ 75,000 (1)
                     Lease deposits and leasehold improvements.....           1,000            1,400
                     Equipment.....................................           1,000            1,500
                     Permits and licenses..........................             200              500
                     Insurance.....................................             700            2,000
                     Deposits .....................................             300              500
                     Working capital ..............................          27,500           34,300
                                                                          ---------         --------

                     Total.........................................       $  65,700         $115,200
                                                                          =========         ========

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


                                                                   YEAR ENDED OCTOBER 31,
                                                       ------------------------------------------
                                                           1996             1995            1994
                                                       ------------      ----------      --------
           Hygiene revenues.......................     $1,672,947        $1,462,332      $878,605

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

         The licensee is responsible for the selection, training and supervision of all sublicensees and for ensuring that its operations comply with applicable government regulations. The licensee is obligated to develop and maintain a minimum number of company-owned or sublicensed Hygiene businesses, and to make certain minimum advertising and marketing expenditures. The licensee and all sublicensees are required to purchase equipment and supplies from the Company or from vendors approved by the Company. The Company is obligated to provide initial training and ongoing support directly to the licensee.

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

         The Company's Master License program represents the Company's latest expansion of its Hygiene Market. Given the penetration already achieved by the Company's domestic Hygiene operations, the Company believes that international markets offer the greatest growth opportunity for Hygiene revenues. The Company has sold three Hygiene Master Licenses to date, and international marketing efforts are expected to increase during 1997.

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

                            SWISHER MAIDS OPERATIONS

SWISHER MAIDS SERVICES

         As of October 31, 1996, the Company had eleven Swisher Maids franchises in operation and Company-owned residential maid services in Charlotte, North Carolina and Phoenix, Arizona. A Swisher Maids franchisee provides residential maid services to its customers. A team of house-cleaning professionals is assigned to each customer's home on a schedule that is set by the customer. Cleaning services regularly performed include:

                  Cleaning and sanitizing bathroom fixtures and mirrors; Cleaning counters, appliance surfaces, floors and sinks in the kitchen; Vacuuming carpets, hardwood, tile and vinyl; Dusting baseboards, sills, decor and furnishings; Spot cleaning to remove fingerprints and smudges; and Other services as required by the customer.

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

         SWISHER MAIDS FRANCHISE DEVELOPMENT. As of October 31, 1996, the Company had eleven franchises and Company-owned operations in Charlotte, North Carolina and Phoenix, Arizona. This compares to 19, 5 and 0 Swisher Maids franchises as of October 31, 1995, 1994 and 1993. The decline experienced in 1996 reflects the consolidation of certain franchise markets and the Company's intentions to continue Swisher Maids operations at their existing level for the immediate future.

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

         The Company estimates that the initial investment to establish a new Swisher Maids franchise ranges from approximately $24,200 to $52,100, allocated as follows:



                                                                    ESTIMATED           ESTIMATED
                               EXPENSES                              MINIMUM             MAXIMUM
           -----------------------------------------------          ---------           ---------
           Initial franchise fee..........................          $  15,000           $  30,000
           Lease deposits and leasehold improvements......              1,700               4,500
           Equipment......................................                200               1,000
           Permits and licenses...........................                200                 300
           Insurance(1)...................................                500               2,000
           Automobile(2)..................................                300                 400
           Computers(3)...................................                  0               1,900
           Training expense...............................                  0                 500
           Advertising(4).................................              4,000               5,000
           Deposits.......................................                300                 500
           Working capital................................              2,000               6,000
                                                                    ---------           ---------
           Total..........................................          $  24,200           $  52,100
                                                                    =========           =========

--------------------------
(1) One year of liability coverage, including automobile insurance. Does not include bonds for employees or workers compensation insurance.
(2) Franchisees must purchase or lease at least one vehicle in accordance with specifications.
(3) Required for telephone answering services and accounting software.
(4) Includes $2,000 for grand opening advertising and one month of the required $2,000 monthly fee.


         A franchisee may require working capital in excess of these estimates to sustain operations, depending on such factors as whether the business is owner- operated, the rate of growth of the business, the size of the territory, the franchisee's business and management skill, economic conditions, competition in the territory and the quality of the franchisee's customer service.

COMPANY-OWNED SWISHER MAIDS OPERATIONS

         The following table sets forth information concerning the revenues derived from Company-owned Swisher Maids operations:



                                                                   YEAR ENDED OCTOBER 31,
                                                         -------------------------------------------
                                                           1996             1995              1994
                                                         --------          --------         --------
           Swisher Maids..........................       $855,181          $313,253         $150,405


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

                            SURFACE DOCTOR OPERATIONS

SURFACE DOCTOR SERVICES

         The Company acquired the Surface Doctor franchise operations as of July 1, 1996, from Professional Carpet Systems, Inc. (the "Seller"). The purchased assets consisted of all of Seller's rights under Surface Doctor franchise agreements and all trademarks, and service marks, accounts and notes receivable, inventories and equipment relating to the Surface Doctor operations.

         Surface Doctor franchise operations were initiated by the Seller in 1994. As of the Company's acquisition of Surface Doctor, there were approximately 92 domestic and 9 foreign Surface Doctor franchisees. The Company began to offer Surface Doctor franchises in August 1996, and there are currently approximately 117 domestic and foreign Surface Doctor franchises. Surface Doctor franchises offer mobile, on-location kitchen and bath restoration services, particularly with respect to cabinets, counter tops, and fixtures. Surface Doctor restoration services offer customers a low-cost alternative to the replacement of laminate, porcelain, fiberglass, tile, cultured marble, metal and related surfaces. Restoration services are typically marketed to homeowners, hotels, apartment complexes, office and industrial facilities, appliance rental companies, and managers of residential and commercial properties.

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

         SERVICE FEES. The Company receives a monthly service fee of 2% of monthly gross revenues. The service fee is paid to compensate the Company for services provided to franchisees, which include:

                  Generation of invoices to customers;

                  Collection services for accounts receivable;

                  Preparation of monthly financial statements and monthly receivables aging reports; and

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

         SURFACE DOCTOR FRANCHISE DEVELOPMENT. As of October 31, 1996, the Company had approximately 117 Surface Doctor franchises conducting business in the United States and in certain foreign countries with one Company-owned operation based in Atlanta. The Atlanta operation was sold to a former director of the Company in the first quarter of 1997.

         Set forth below is information concerning the location of Surface Doctor franchises existing as of October 31, 1996. The territories below are identified by the metropolitan or geographic areas in which the franchise is headquartered and do not, in many cases, reflected the boundaries of the franchised territory.




ALABAMA                    ILLINOIS                  NEW YORK                   WASHINGTON
Birmingham                 Chicago                   Queens                     Bainbridge Island
Tuscaloosa                 Lake County               Staten Island
                                                     Suffolk County             WEST VIRGINIA
ALASKA                     INDIANA                   Walden                     Charleston
Anchorage                  Indianapolis              Westchester County         Morgantown
                                                                                Parkersburg
ARIZONA                    IOWA                      NORTH CAROLINA
Phoenix                    Council Bluffs            Charlotte                  WISCONSIN
Tucson                     Davenport                 Kitty Hawk                 Green Bay
                           Sioux City                                           Milwaukee
ARKANSAS                   Des Moines                OHIO
Hot Spring                                           Cleveland                  WYOMING
                           KANSAS                    Columbus                   Casper
CALIFORNIA                 Kansas City               Marietta                   Upton
Los Angeles                Topeka                    Toledo
Orange County                                                                   BRAZIL
                           KENTUCKY                  OKLAHOMA                   San Paulo
COLORADO                   Paducah                   Oklahoma City
Colorado Springs                                     Tulsa                      BRITISH COLUMBIA,
Denver                     LOUISIANA                                            CANADA
Fort Collins               Jefferson Parrish         OREGON                     Campbell River
Leadville                  New Orleans               Portland
Stamboat Springs                                                                ONTARIO, CANADA
                           MARYLAND                  PENNSYLVANIA               Amherstview
CONNECTICUT                Easton                    Pittsburgh                 Carrying Place
Hartford                                                                        Ottowa
New Haven                  MICHIGAN                  SOUTH CAROLINA             Wiarton
                           Grand Rapids              Charleston
FLORIDA                    Muskegon                  Fort Mill                  NEWFOUNDLAND,
Destin                                               Greenville                 CANADA
Indian Harbor              MINNESOTA                 Spartanburg                Mount Pearl
Jacksonville               Minneapolis
Orlando                    Rochester                 SOUTH DAKOTA               NOVA SCOTIA,
Palm Harbor/               St. Cloud                 Sioux Falls                CANADA
St. Petersburg             St. Paul                                             Dartmouth
Pensacola                                            TENNESSEE                  Halifax
                           MISSISSIPPI               Chattanooga
GEORGIA                    Gulfport/Biloxi           Knoxville                  SINGAPORE/
Atlanta                                              Nashville                  INDONESIA/
Augusta                    MISSOURI                                             MALAYSIA
Columbus                   Kansas City               TEXAS
Decatur                    Springfield               El Paso
Jessup                                               Houston
Kennesaw                   NEBRASKA                  Lake Jackson
Savannah                   Gibbon                    Midland/Odessa
Tucker                                               Plano
                           NEVADA
HAWAII                     Reno                      VERMONT
Honolulu                                             Burlington
                           NEW JERSEY
IDAHO                      East Brunswick            VIRGINIA
Boise                                                Alexandria/Arlington
                           NEW MEXICO                Fairfax County
                           Hobbs                     Hampton
                                                     Richmond
                                                     Virginia Beach

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

         The Company estimates that the initial investment to establish a new Surface Doctor franchise is between $36,000 and $41,900 allocated as follows:


                                                                      ESTIMATED             ESTIMATED
                                 EXPENSES                              MINIMUM               MAXIMUM
            -------------------------------------------------         ---------             ---------
            Initial franchise fee............................         $  10,800             $ 10,800
            Training expenses................................             1,000                3,000
            Equipment and Inventory..........................             4,000                4,000
            Insurance........................................             1,300                2,200
            Working capital..................................             1,000                2,000
            Service van......................................            17,000               19,000
            Miscellaneous....................................               900                  900
                                                                      ---------             --------
            Total............................................         $  36,000             $ 41,900
                                                                      =========             ========

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

SURFACE DOCTOR MARKET AND GROWTH STRATEGY

         The Company expects that future growth of Surface Doctor operations will be derived from sale of additional franchises, increased product sales to franchisees, and introduction of new products and services. The sale of new franchises has the potential to generate franchise fees as well as increase revenues attributable to product sales, royalties and service fees. Unlike the Company's Hygiene operations, which have already achieved substantial market coverage in the United States, substantial growth opportunities continue to exist for Surface Doctor in the United States. Although there are currently in excess of 100 Surface Doctor franchises in the United States, such franchises are granted on a nonexclusive basis with a population requirement of just 100,000 people per franchise. As a result, the Company expects that the sale of Surface Doctor franchises in the United States will exceed sales of both Hygiene and Swisher Maids franchises. The Company also believes that a demand exists for Surface Doctor franchises in foreign countries, as there are currently franchises located in Canada, Brazil and Singapore/Indonesia/Malaysia. Since August 1996, the Company has marketed Surface Doctor franchises directly through sales personnel located at the Company's headquarters, through advertisements placed in magazines and other business publications. The Company also places newspaper advertisements in select markets which are targeted by the Company for expansion.

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

STATEMENT OF OPERATIONS:



                                                                           FOR THE YEAR ENDED OCTOBER 31,
                                              -----------------------------------------------------------------------------------
                                                  1996              1995              1994              1993              1992
                                              -----------       -----------       -----------       -----------       -----------
                                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenues                                      $    10,298       $     7,963       $     5,978       $     4,769       $     3,799
                                              ===========       ===========       ===========       ===========       ===========
Expenses:
  Selling, general and administrative
    expenses                                  $     4,823       $     3,124       $     2,891       $     1,988       $     1,435
  Cost of product sales to franchisees              3,067             2,104             1,376               930               554
  Costs related to Company-owned                    1,433             1,521               785               852             1,074
    hygiene operations
  Costs related to Company-owned maids                991               430               379                --                --
    operations
  Costs related to Company-owned Surface              117                --                --                --                --
    Doctor franchises Interest                        244               162                 5                11                23
                                              -----------       -----------       -----------       -----------       -----------

                                              $    10,675       $     7,341       $     5,436       $     3,781       $     3,086
                                              -----------       -----------       -----------       -----------       -----------
Income before other revenues (expenses)       $      (377)      $       622       $       542       $       988       $       714

Other revenues (expenses)
  Gain on sale of Company-owned
     hygiene operations                       $       289                --                --                --                87
  Minority interest                                    --                --                --                --                --
                                              -----------       -----------       -----------       -----------       -----------

  Income before taxes                         $       (88)      $       622       $       542       $       988       $       800

  Income tax expense                                  (66)             (246)             (209)             (370)             (328)
  Net income                                  $      (154)      $       376       $       333       $       618       $       472
                                              -----------       -----------       -----------       -----------       -----------

  Net income per common share                 $     (0.09)      $      0.20       $      0.17       $      0.37       $      0.39
                                              ===========       ===========       ===========       ===========       ===========

Weighted average number of shares
   outstanding                                  1,797,319         1,904,258         2,014,932         1,686,436         1,224,655
                                              ===========       ===========       ===========       ===========       ===========

BALANCE SHEET DATA:


                                                OCTOBER 31,
                          ------------------------------------------------------
                           1996        1995        1994        1993        1992
                          ------      ------      ------      ------      ------
                                              (IN THOUSANDS)
Working Capital           $1,417      $2,144      $2,556      $3,484      $  228
Total assets               9,592       7,958       5,959       5,344       1,163
Long-term debt               859       1,438         113           2           7
Total liabilities          4,256       3,474       1,007         710         644
Stockholder's equity       5,336       4,485       4,952       4,634         520


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

         Management's decision to reposition the Company has resulted in substantial increases in revenues from franchise operations since the fiscal year ended October 31, 1991. Revenues from franchise operations, including franchise sales, product sales, royalties, service fees, marketing fees and interest income, have increased consistently from $1,412,000 in the 1991 Fiscal Year to $7,646,000 in the 1996 Fiscal Year. The Company experienced a decrease in net income during fiscal 1994, due to the cost of expanding the Company's infrastructure to support its present and future growth in Hygiene services and products. Net income increased during fiscal 1995 due largely to the increase in Hygiene franchise revenues, particularly revenues attributable to product sales and royalties. From April 1993 to October 1996, the total number of Swisher Hygiene and Maid franchises had grown from 46 to 110; also at October 31, 1996, the Company had 117 Surface Doctor franchises.

         Assets held for sale consist of assets purchased by the Company from certain franchisees who failed to comply with the terms of their franchise agreements. The Company intends to sell such assets as soon as possible. Notes receivable primarily consist of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the franchises' assets and, in some cases, are personally guaranteed by the franchisees. Notes receivable were $2,899,000 and $2,729,000 as of October 31, 1996 and 1995,
respectively. Goodwill includes the excess of acquisition costs over fair value of the net assets acquired in the Surface Doctor transaction, and is being amortized over a 20 year period. During the 1996 Fiscal Year the Company initiated certain international activities. In particular, the Company began offering Hygiene master licenses and

Surface Doctor franchises in certain foreign markets. The Company's international operations generated revenues of $256,000 during the 1996 Fiscal Year. (See Consolidated Financial Statements.)

         The following table sets forth the percentage relationship to total revenues or total expenses, as the case may be, of certain items included in the Company's statement of operations and notes thereto for the periods indicated.



                                                                 YEAR ENDED OCTOBER
                                                       -------------------------------------
                                                        1996            1995           1994
                                                       ------          ------         ------

Revenues:
  Product sales                                         31.0%           29.6%          26.1%
  Service fees                                          15.7%           17.4%          16.6%
  Royalties                                             15.4%           15.0%          13.5%
  Marketing fees                                         0.4%            0.6%           0.4%
  Initial franchise fees - hygiene                       4.0%            7.4%          19.6%
  Initial franchise fees - maids                        (0.4)%           4.4%           0.5%
  Initial franchise fees - Surface Doctor                3.3%             --             --
  Company-owned hygiene operations                      15.8%           18.4%          14.7%
  Company-owned maids operations                         8.1%            3.9%           2.5%
  Company-owned Surface Doctor operations                0.8%             --             --
  Interest income                                        2.7%            2.7%           1.6%
  Sale of customer lists                                  --              --            1.9%
  Gain on sale of Company-owned hygiene                  2.7%             --            2.0%
    operations
  Other income                                           0.4%            0.6%           0.6%
                                                       -----           -----          -----

    Total Revenues                                     100.0%          100.0%         100.0%

Expenses:
  Selling, general and administrative expenses          45.2%           42.6%          53.2%
  Cost of product sales                                 28.7%           28.7%          25.3%
  Company-owned hygiene operations                      13.4%           20.7%          14.4%
  Company-owned maids operations                         9.3%            5.8%           7.0%
  Company-owned Surface Doctor operations                1.1%             --             --
  Interest expense                                       2.3%            2.2%           0.1%
                                                       ------          ------         ------

    Total Expenses                                     100.0%          100.0%         100.0%


RESULTS OF OPERATIONS

         COMPARISON OF YEARS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995.

         Total revenues increased by approximately 33% from $7,963,000 in the 1995 Fiscal Year to $10,586,000 in the 1996 Fiscal Year. The increase was due primarily to an increase in annuity revenues (consisting of product sales, service fees, royalties and marketing fees), which totaled $6,621,000 in the 1996 Fiscal Year as compared to $4,981,000 in the 1995 Fiscal Year. The increase in annuity revenues reflects the acquisition of Surface Doctor effective July 1, 1996, a 39% increase in product sales and the growth in Hygiene franchise operations. Growth in total revenues was also due to a combined 42% increase in revenues attributable to Company-owned Hygiene and Maids operations, as well as the addition of Company-owned Surface Doctor operations. Initial franchise sales for both Hygiene and Maids declined during Fiscal 1996 reflecting the broad geographic penetration achieved by Hygiene franchises and the Company's decision to maintain existing Swisher Maids operations at their existing level.

         Consistent with the expansion of the Company's operations, total expenses increased by approximately 45% from $7,341,000 in the 1995 Fiscal Year to $10,675,000 in the 1996 Fiscal Year. In particular, selling, general and administrative expenses increased by $1,699,000 from $3,124,000 in the 1995 Fiscal Year to $4,823,000 in the 1996 Fiscal Year, and cost of product sales increased by $963,000 from $2,104,000 in the 1995 Fiscal Year to $3,067,000 in the 1996 Fiscal Year.

         Approximately $439,000, or 13.2% of the increase in total expenses, was attributable to a write-down of certain Company assets and acquisition and reporting expenses associated with Surface Doctor. These expenses accounted for 7% of the increase in selling, general and administrative expenses and 24% of the increase in Company-owned Maids operations expenses. (In addition, a $41,000 tax expense provision was incurred to allow for an adjustment of the deferred tax liabilities.)

         As a result of the foregoing, income before taxes decreased from $622,000 in the 1995 Fiscal Year to a loss of ($88,000) in the 1996 Fiscal Year.

         COMPARISON OF YEARS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1994.

         Total revenues increased by approximately 33% from $5,978,000 in the 1994 Fiscal Year to $7,963,000 in the 1995 Fiscal Year. The increase in revenues was due primarily to an increase in the Company's annuity revenues (consisting of product sales, service fees, royalties and marketing fees), which totaled $4,981,000 in the 1995 Fiscal Year as compared to $3,382,000 in the 1994 Fiscal Year. The increase in annuity revenues reflects the overall growth in the Company's franchise operations. The growth in total revenues was also due to increases in Swisher Maids franchise fees and revenues from both Company-owned hygiene and maids operations. Swisher Maids franchise fees increased to $347,000 during the 1995 Fiscal Year as compared to $30,000 in the 1994 Fiscal Year; such increase was due to the fact that the program was established in the 1994 Fiscal Year and 1995 represented the Company's first complete year of offering Swisher Maids franchises. Revenue from Company-owned hygiene and maids operations were $1,462,000 and $313,000 during the 1995 Fiscal Year, respectively, which represent increases of 66% and 108% over 1994 revenues. The increase in revenue from Company-owned hygiene operations reflects the Company's repurchase of four franchises during 1995 and its operation of such franchises for a portion of the year. The Company's hygiene franchise fees declined from $1,173,000 in the 1994 Fiscal Year to $587,000 in the 1995 Fiscal Year. The decline in hygiene franchise fees is attributable to the market penetration already achieved by the hygiene franchise program and the reduced number of markets available for sale.

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

         During the 1996 Fiscal Year, net cash provided by operations was $734,000 and net cash used by changes in investing and financing activities was ($65,000). Cash provided by financing activities was $210,000.

         The Company had working capital of $1,417,000 at October 31, 1996 as compared to working capital of $2,144,000 at October 31, 1995. Excluding the acquisition of the Surface Doctor division, the change in working capital was due primarily to an $879,000 increase in cash and cash equivalents and a $536,000 increase in accounts receivable, which were offset by increases in certain current liabilities, including a $376,000 increase in borrowings under the Company's line-of-credit and a $710,000 increase in accounts payable. As of October 31, 1996, the Company's balance of cash, cash equivalents and restricted cash was $2,070,000 as compared to $1,630,000 at October 31, 1995. Net accounts receivable from franchisees were $1,382,000 at October 31, 1996, an increase of $239,000 as compared to October 31, 1995. The current portion of notes receivable decreased from $762,000 at October 31, 1995 to $616,000 at October 31, 1996. The current portion of notes receivable from related parties and advances to officers totaled $54,000 at October 31, 1996 as compared to $46,000 at October 31, 1995.

         At October 31, 1996, other assets consisted principally of notes receivable in the amount of $2,284,000, assets held for sale in the amount of $621,000, and goodwill (net of amortization) of $704,000. Notes receivable are primarily comprised of notes executed by franchisees in payment of initial franchise fees which are due beyond the ensuing year, while the assets held for sale consist of repurchased franchise assets which are expected to be resold by the Company.

         The Company's total current liabilities were $3,396,000 at October 31, 1996, an increase of $1,409,000 over total current liabilities of $1,987,000 at October 31, 1995. The increase in current liabilities was comprised primarily of a $710,000 increase in accounts payable and a $376,000 increase in borrowings under the Company's line-of-credit. The Company's long-term debt was $859,000 at October 31, 1996, a decrease of $579,000 over long-term debt of $1,438,000 at October 31, 1995.

         The Company's material commitments at October 31, 1996 consisted primarily of office facility, equipment and vehicle leases in varying amounts through March 2000.

INFLATION

         The Company does not believe that inflation will have a material impact on the Company's future operations.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's Hygiene, Swisher Maids and Surface Doctor franchise programs, (ii) the introduction of new products to be sold to franchisees, (iii) the continued successful operation of franchised businesses by Hygiene, Surface Doctor and Swisher Maids franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees in the payment of initial franchise fees, (iv) the Company's ability to re-sell certain Hygiene businesses which have been repurchased from franchisees and (v) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward- looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene, Swisher Maids and Surface Doctor franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements are included on pages F-1 to F-24.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a)      CONSOLIDATED FINANCIAL STATEMENTS.

                  Independent Auditor's Report of Scharf Pera & Co.                             F-1
                  Independent Auditor's Report of Ehrhardt Keefe Steiner & Hottman, P.C.        F-2
                  Consolidated Balance Sheets as of October 31, 1996 and 1995                   F-3
                  Consolidated  Statements of Operations for the years ended October 31,        F-5
                         1996, 1995 and 1994
                  Consolidated  Statements of  Stockholders'  Equity for the years ended        F-6
                         October 31, 1996, 1995 and 1994
                  Consolidated  Statements of Cash Flows for the years ended October 31,        F-7
                         1996, 1995 and 1994
                  Notes to Consolidated Financial Statements                                   F-10

         (b)      EXHIBITS.

         The following is a complete list of Exhibits filed as part of this report and which are incorporated herein.


    EXHIBIT
    -------
      * 3.1.1     Articles of Incorporation, as amended, of the Company as filed on October 10, 1986 with the Secretary of
                      State of the State of Nevada.
      * 3.1.2     Certificate of Amendment of Articles of Incorporation of the Company as filed on January 19, 1993, with the
                      Secretary of State of the State of Nevada.
      # 3.1.3     Certificate of Designations of Series A Junior Participating Preferred Stock.
      * 3.2.1     Amended and Restated By-Laws of the Company.
      * 4.1.1     Form of specimen certificate for Common Stock of the Company.
      * 4.1.2     Form of specimen certificate for Warrants of the Company.
     ** 4.1.3     Form of Warrant Agreement, dated April 12, 1993, between American Securities Transfer & Trust Co. and the Company.
     ** 4.2       Form of specimen certificate for Underwriter's Warrant of the Company.
      # 4.3       Form of Rights Agreement and Form of Rights Certificate.
     * 10.1.2     Amended Employment Agreement, effective January 1, 1993, between Patrick L. Swisher and the Company.
     * 10.2.1     1992 Incentive Stock Option Plan, effective April 29, 1992, authorizing 58,334 shares of Common Stock for issuance pursuant to the Plan.
     * 10.2.2     1992 Non-Qualified Stock Option Plan, effective April 29, 1992, authorizing 133,333 shares of Common
                      Stock for issuance pursuant to the Plan.
   *** 10.2.3     Amendment to 1992 Incentive Stock Option Plan, effective April 12, 1994, authorizing 250,000 shares of
                      Common Stock for issuance pursuant to the Plan.
   *** 10.2.4     Amendment to 1992 Non-Qualified Stock Option Plan, effective April 12, 1994, authorizing 150,000 shares of Common Stock for issuance pursuant to the Plan.
       10.3       Franchise Agreements by and between the Company and its franchisees, effective dates set forth below:





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

     * 10.4       Lease, dated April 20, 1992, by and between B.S. Associates Partnership and the Company.

     * 10.5       Lease Agreement, dated August 6, 1992, by and between Economy Air, Inc. and the Company.

     * 10.6       Agreement, dated February 11, 1993, by and among Locke Burgess, Ross Burgess, Lynn Smith and Austin-
                  San Antonio Hygiene Services, Inc, the Company and Swisher Hygiene Franchise Corp.

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

     * 10.10.1    Promissory Note, dated April 1, 1993, by and between Branch Banking and Trust Company and the
                  Company.

     * 10.10.2    Loan Agreement, dated April 1, 1993, by and between Branch Banking and Trust Company and the
                  Company.

     o 10.10.3    Loan Agreement, dated April 21, 1995, by and between First Union National Bank of North Carolina and the
                  Company (terminated).

     o 10.10.4    Loan Agreement, dated May 18, 1995, by and between Stephens Diversified Leasing, Inc., d/b/a Stephens
                  Franchise Finance, and the Company.

     - 21.        List of Subsidiaries of the Company.

     - 23.1       Consent of Scharf Pera & Co.

     - 23.2       Consent of Ehrhardt Keefe Steiner & Hoffman PC


 Exhibit
---------


    - 27.         Financial Data Schedule (for SEC use only).

---------

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


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Swisher International, Inc. & Subsidiaries
Charlotte, North Carolina

                          INDEPENDENT AUDITORS' REPORT


         We have audited the accompanying consolidated balance sheet of Swisher International, Inc. & Subsidiaries as of October 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swisher International, Inc. & Subsidiaries as of October 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

         As described in Note 6 to the Consolidated Financial Statements, during the current year the Company changed its method of accounting for stock based compensation.


                                            /s/ Scharf Pera & Co.


Charlotte, North Carolina
May 20, 1998

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


                                       /s/ Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC


December 21, 1995
Denver, Colorado

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
October 31, 1996 and 1995



ASSETS                                                                            1996                1995
                                                                              -----------         -----------
  Cash and cash equivalents                                                   $ 1,809,590         $   930,492
  Cash, restricted (Note 4)                                                       260,827             700,000
  Accounts receivable, franchisees,  net of allowance for
     doubtful accounts 1996 $150,000; 1995 $40,644                              1,382,290           1,142,979
  Other receivables                                                               448,577             217,716
  Current portion of notes receivable (Notes 3 and 5)                             615,870             761,686
  Current portion of accounts and notes receivable - related                       54,344              45,960
     parties
     (Note 2)
  Inventories                                                                      87,279              75,327
  Prepaid expenses                                                                154,586             147,125
  Prepaid advertising costs                                                            --             110,073
                                                                              -----------         -----------

      TOTAL CURRENT ASSETS                                                      4,813,363           4,131,358
                                                                              -----------         -----------

Property and equipment
  Property, furniture and equipment                                             1,147,317           1,262,718
  Less accumulated depreciation                                                  (465,129)           (281,440)
                                                                              -----------         -----------

                                                                                  682,188             981,278
                                                                              -----------         -----------
Other assets
  Notes receivable (Notes 3 and 5)                                              2,283,938           1,967,790
  Notes receivable - related parties (Note 2)                                     204,732              10,969
  Deferred franchise costs, net of accumulated amortization 1996
     $85,665; 1995 $26,154                                                         99,782              72,213
  Intangible assets, net of accumulated amortization 1996 $4,247; 1995
     $44,942                                                                      127,237              32,673
  Goodwill, net of accumulated amortization 1996 $11,057                          703,906                  --
  Assets held for sale (Note 11)                                                  621,502             703,085
  Cash surrender value of officers' life insurance                                 37,339                  --
  Deposits and other assets                                                        45,869              31,412
                                                                              -----------         -----------

                                                                                4,096,736           2,845,711
                                                                              -----------         -----------

    TOTAL ASSETS                                                              $ 9,592,287         $ 7,958,347
                                                                              ===========         ===========



See Notes to Consolidated Financial Statements.



LIABILITIES AND STOCKHOLDERS' EQUITY                                           1996              1995
----------------------------------------------------------------------      ----------        ----------
Current Liabilities
  Note payable (Note 4)                                                     $   64,469        $       --
  Line-of-credit (Note 4)                                                      969,573           658,000
  Current maturities of long-term debt (Note 5)                                516,436           436,158
  Accounts payable                                                           1,252,597           488,180
  Accrued expenses                                                             181,135           123,851
  Deferred revenue                                                             309,124           240,986
  Income taxes payable (Note 7)                                                101,170            11,000
  Deferred income taxes (Note 7)                                                 1,000            29,000
                                                                            ----------        ----------

    TOTAL CURRENT LIABILITIES                                                3,395,504         1,987,175
                                                                            ----------        ----------

Long-Term Debt, less current maturities (Note 5)                               858,616         1,437,651
                                                                            ----------        ----------

Deferred income taxes (Note 7)                                                   2,000            49,000
                                                                            ----------        ----------

Commitments (Note 8)

Stockholders' Equity (Note 6)
  Preferred stock, par value $.10; authorized 1,500,000 shares; none
    issued                                                                          --                --
  Series A Junior Participation Preferred stock, par value $1.00;
    authorized 100,000 shares; none issued                                          --                --
  Common stock, par value $.01; authorized 15,000,000 shares; issued
    1996 1,935,799 shares; 1995 1,719,299 shares                                19,359            17,194
  Additional paid-in capital                                                 4,006,659         3,002,637
  Retained earnings                                                          1,310,149         1,464,690
                                                                            ----------        ----------

      TOTAL STOCKHOLDERS' EQUITY                                             5,336,167         4,484,521
                                                                            ----------        ----------

      TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES                            $9,592,287        $7,958,347
                                                                            ==========        ==========

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                                        1996               1995              1994
                                                   ------------         ----------        ----------
Revenues
  Annuity revenues
    Product sales                                  $  3,288,324         $2,359,461        $1,559,719
    Service fees                                      1,659,679          1,382,852           992,438
    Royalties                                         1,626,660          1,192,336           804,360
    Marketing fees                                       46,822             45,864            26,045
                                                   ------------         ----------        ----------

                                                      6,621,485          4,980,513         3,382,562
  Initial franchise sales - hygiene                     424,411            586,846         1,173,025
    (Notes 3 and 9)
  Initial franchise sales - maids
    (Notes 3 and 9)                                     (38,610)           347,272            29,654
  Initial franchise sales - Surface Doctor
    (Notes 3 and 9)                                     353,983                 --                --
  Revenue from Company-owned hygiene
    operations                                        1,672,947          1,462,332           878,605
  Revenue from Company-owned maids
    operations                                          855,181            313,253           150,405
  Revenue from Company-owned Surface Doctor
    operations                                           84,427                 --                --
  Interest income                                       284,757            213,195            97,104
  Sale of customer lists                                     --                 --           113,000
  Gain on sale of Company-owned hygiene
    operations                                          288,597                 --           121,495
  Other                                                  39,387             59,123            32,200
                                                   ------------         ----------        ----------

                                                     10,586,565          7,962,534         5,978,050
                                                   ------------         ----------        ----------

Expenses
  Selling, general and administrative                 4,823,247          3,124,145         2,891,193
  Cost of product sales to franchisees                3,066,788          2,104,330         1,375,644
  Costs related to Company-owned hygiene
    operations                                        1,432,609          1,521,442           784,553
  Costs related to Company-owned maids
    operations                                          991,059            428,888           379,346
  Costs related to Company-owned Surface
    Doctor operations                                   117,136                 --                --
  Interest                                              243,885            162,110             5,456
                                                   ------------         ----------        ----------

                                                     10,674,724          7,340,915         5,436,192
                                                   ------------         ----------        ----------

           INCOME (LOSS) BEFORE INCOME                  (88,159)           621,619           541,858
               TAXES
Income tax expense (Note 7)                              66,382            246,000           209,000
                                                   ------------         ----------        ----------

           NET INCOME (LOSS)                       $   (154,541)        $  375,619        $  332,858
                                                   ============         ==========        ==========

Net income (loss) per common share                 $      (0.09)        $     0.20        $     0.17
                                                   ============         ==========        ==========

Weighted average number of common share and
    common share equivalents outstanding              1,797,319          1,904,258         2,014,932
                                                   ============         ==========        ==========


See Notes to Consolidated Financial Statements.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended October 31, 1996, 1995, and 1994

                                         Common Stock            Additional
                                  ------------------------         Paid-In          Retained
                                    Shares         Amount          Capital           Earnings           Total
                                  ---------       --------       ----------        ----------        -----------
Balance, October 31, 1993         1,999,133       $ 19,992       $ 3,857,345       $   756,213       $ 4,633,550

Exercise of stock options             6,667             67            24,934              --              25,001
for cash

Offering costs settled
subsequent to October 31,              --             --             (14,197)             --             (14,197)
                                                                                                            1993
Repurchase and retirement            (5,000)           (50)          (25,584)             --             (25,634)
of common stock

Net income                             --             --                --             332,858           332,858

                                                                                                     -----------
Balance, October 31, 1994         2,000,800         20,009         3,842,498         1,089,071         4,951,578
                                  ---------       --------       -----------       -----------       -----------

Repurchase and retirement          (281,501)        (2,815)         (839,861)             --            (842,676)
of common stock

Net income                             --             --                --             375,619           375,619
                                  ---------       --------       -----------       -----------       -----------

Balance, October 31, 1995         1,719,299         17,194         3,002,637         1,464,690         4,484,521

Issuance of common stock
and options in connection
with an asset acquisition           200,000          2,000           967,062              --             969,062
(Notes 6 and 12)

Issuance of common stock in
connection with the                  16,500            165            36,960              --              37,125
exercise of stock options

Net loss                               --             --                --            (154,541)         (154,541)

                                  ---------       --------       -----------       -----------       -----------
Balance, October 31, 1996         1,935,799       $ 19,359       $ 4,006,659       $ 1,310,149       $ 5,336,167
                                  =========       ========       ===========       ===========       ===========


See Notes to Consolidated Financial Statements

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 1996, 1995 and 1994


                                                             1996             1995              1994
                                                          ---------       -----------       -----------
Cash Flows from Operating Activities
  Net income (loss)                                       $(154,541)      $   375,619       $   332,858
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                            186,254           108,452            44,410
    Amortization                                             63,245            67,701             7,888
    Deferred income taxes                                   (75,000)           52,000            (2,500)
    Gain on sale of Company-owned stores                   (288,597)               --          (121,495)
    Loss on sale of property                                 21,068                --                --
    Franchise fee revenue financed through notes
      receivable                                           (302,053)         (627,018)         (814,525)
    Sale of customer lists financed through notes
      receivable                                                 --                --          (112,654)
    Provision for doubtful notes receivable                 254,972                --
    Provision for doubtful receivable                       109,356
    Change in working capital components:
      (Increase) in accounts receivable                    (240,177)        (466,696)          (360,307)
      (Increase) in inventories                              63,048           (36,705)          (11,831)
      (Increase) decrease in prepaid expenses               143,116           (84,588)         (164,472)
      (Increase) in deferred franchise costs                (21,487)          (47,475)          (46,061)
      (Decrease) increase in allowance for valuation of
        assets held for sale                                192,665

      Increase (decrease) in accounts payable               710,136           (75,298)          256,654
      Increase (decrease) in accrued expenses                29,813            75,674            (7,075)
      Increase (decrease) in income taxes payable            90,170          (112,500)          (37,500)
      Decrease in deferred revenue                          (48,077)          (94,200)          (94,619)
                                                          ---------       -----------       -----------
           NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                          733,911           (865,034)       (1,131,229)
                                                          ---------       -----------       -----------

Cash Flows from Investing Activities
  Decrease in short-term investments                             --                --         2,380,584
  Purchase of equipment                                    (175,406)         (227,895)         (364,422)
  Advances to officer                                       (79,538)          (33,300)               --
  Notes receivable proceeds                                (287,838)         (224,643)         (249,084)
  Notes receivable-related parties proceeds                 (37,291)          (23,629)               --
  Notes receivable payments                                 532,579           534,101           320,127
  Purchase of assets held for sale                         (275,960)         (130,787)               --
  Proceeds from assets held for sale                             --                --           154,641
  Proceeds from sale of property                            323,410                --                --
  Acquisition of Surface Doctor assets                      (20,000)               --                --
  (Increase) decrease in intangible assets and other
     assets                                                 (44,973)          (14,422)            9,262
                                                          ---------       -----------       -----------
        NET CASH PROVIDED BY (USED IN) INVESTING
           ACTIVITIES                                       (65,017)         (120,575)        2,251,108
                                                          ---------       -----------       -----------

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 1996, 1995 and 1994


                                                                  1996               1995              1994
                                                               -----------       -----------       -----------
Cash Flows from Financing Activities
  Proceeds from stock transactions                             $    37,125       $        --       $    25,001
  Payment of offering costs                                             --                --           (14,197)
  (Increase) decrease in restricted cash                           439,174          (700,000)               --
  Proceeds from advances on line-of-credit and
     short-term notes payable                                      376,042           658,000                --
  Proceeds from long-term debt                                      85,889         1,522,815                --
  Net principal payments on long-term debt obligations            (728,026)         (176,071)          (35,644)
  Repurchase and cancellation of common stock                           --          (842,676)          (25,634)

          NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                                   210,204           462,068           (50,474)
                                                               -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents               879,098          (523,541)        1,069,405
Cash and cash equivalents - beginning of year                      930,492         1,454,033           384,628
                                                               -----------       -----------       -----------

Cash and cash equivalents - end of year                        $ 1,809,590       $   930,492       $ 1,454,033
                                                               ===========       ===========       ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                   $   250,763       $   162,110       $     5,456
    Income taxes                                                    51,213           148,900           248,889
  Supplemental Disclosure of Non-Cash Investing and
    Financing Activities:
  Purchase plant, property and equipment under notes
    payable                                                             --           272,500            98,513
  Notes receivable, included in deferred revenue                   299,324           220,986            54,212
  Transfer of accounts receivable to a note receivable                  --                --            34,950
  Notes payable issued for franchise repurchases                   143,380            96,982                --
  Notes payable assumed for resale of franchises                        --                --            64,900
  Transfer of accounts receivable to assets held for sale           51,573           141,117            17,552
  Sale of franchises for notes receivable                          265,983           308,699            31,476
Acquisition of Surface Doctor division:
  Assets Purchased
    Accounts receivable                                            120,639                --                --
    Inventories                                                     75,000                --                --
    Prepaid expenses                                                40,504                --                --
    Notes receivable                                                79,687                --                --
    Equipment                                                       56,233                --                --
    Intangibles                                                    100,000                --                --
    Goodwill recognized                                            714,963                --                --
                                                               -----------       -----------       -----------
                                                               $ 1,187,026       $        --       $        --
  Liabilities assumed
    Accounts payable                                           $    54,281       $        --       $        --
    Accrued expenses                                                27,468                --                --
    Deferred revenue                                               116,215                --                --
                                                               -----------       -----------       -----------
                                                                   197,964                --                --

  Stock options issued in consideration                            969,062                --                --
  Cash consideration                                                20,000                --                --
                                                               -----------       -----------       -----------
                                                               $ 1,187,026       $        --       $        --
                                                               ===========       ===========       ===========


SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICES

NATURE OF BUSINESS: The Company is engaged in the marketing of franchises which provide hygiene services and products for public restrooms, residential maid services and residential and commercial kitchen and bath restoration services under the service marks "Swisher" and "Surface Doctor" and associated proprietary names and marks. The Company and its independently owned franchises are located in the United States and in certain other parts of the world.

A summary of the Company's significant accounting policies follows: PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Swisher International, Inc. and its subsidiary companies, all of which are wholly-owned, after elimination of intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS: For purposes of reporting the statement of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains deposits with financial institutions which exceed the federally insured amounts. The Company maintains deposits with financial institutions which exceed the federally insured amounts in the amount of $1,982,000 at October 31, 1996. Additionally, the Company maintains deposits in foreign accounts, not insured, in the amount of $242,000 at October 31, 1996.

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

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company typically finances part of the initial franchise fee payable by new Swisher Hygiene franchisees and from time to time has financed 100% of the initial franchise fee payable by an existing franchisee for expansion of its territory. Before financing is granted to a new franchisee, the Company performs extensive credit evaluations of the franchisee's financial condition and obtains a security interest in the underlying franchise and essentially all of the franchisee's assets. Revenue is recognized on financed sales when the Company determines that collection is probable.

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

ROYALTIES, MARKETING FEES AND SERVICE FEES: Royalties and marketing fees are recognized as revenue based on a percentage of the monthly gross revenues as reported by the franchisees. Service fees are recognized as revenue based on a sliding dollar amount determined by the annualized gross revenues as reported by each franchisee and are collected from monthly revenues.

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


NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per common share and common share equivalents outstanding are calculated using the treasury stock method per Accounting Principles Board Opinion No. 15 (APB 15), as amended, based on the weighted average number of common shares outstanding during the year and on the net additional number of shares which would be issuable upon the exercise of certain options, assuming that the Company used the proceeds received to purchase and retire common shares at market value. Common stock equivalents are excluded from the loss per share calculation for fiscal 1996 because the effect would be antidilutive. The weighted average of common shares outstanding for the year ended October 31, 1996 was 1,797,319. For the years ended October 31, 1995 and 1994, the weighted average of common and common equivalent shares outstanding were 1,904,258 and 2,014,932.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. NOTES AND ACCOUNTS RECEIVABLE - RELATED PARTIES AND RELATED PARTY
        TRANSACTIONS:

     The Company had the following accounts and notes receivable from officers at October 31, 1996 and 1995:


                                                                        1996          1995
                                                                       --------      -------
Notes receivable for life insurance policies paid by the Company on behalf of the officers of the Company pursuant to a split dollar life insurance plan. The notes are payable in monthly installments ranging from $1,392 to $2,789, plus interest at 6 percent, commencing April, 1997 through July, 1998. The notes
   are unsecured                                                       $ 60,920      $23,629

Accounts  receivable from officers for advances and personal
   expenses paid by the Company                                         112,838       33,300

Accounts receivable from the President for third party accounts receivable collected by the franchise owned 51 percent by the officer. Account receivable bears an interest rate of 12
   percent                                                               85,318           --
                                                                       --------      -------

Total accounts and notes receivable from officers                       259,076       56,929

Current portion                                                          54,344       45,960
                                                                       --------      -------
Long-term portion                                                      $204,732      $10,969
                                                                       ========      =======

The Company leases its operating facility from a partnership which owns the building. The President of the Company is a 33.3 partner in the partnership (Note 8). Rent expense relating to the lease during the years ended October 31, 1996, 1995 and 1994 was $127,501, 108,187, and $96,400, respectively.

During the years ended October 31, 1996, 1995 and 1994, the Company paid the President and/or a corporation in which the President is a major stockholder $126,950, $88,809, and $73,696, respectively, for the use of an airplane for business travel.

During the years ended October 31, 1995 and 1994, the Company incurred legal expenses in the amount of $9,267 and $35,673, respectively, to a legal firm in which a former stockholder and director is a partner. All of the stockholder's outstanding shares were repurchased by the Company and canceled during the year ended October 31, 1995.

As shown in Note 3, there are notes receivable with a total face value of $450,000 from related parties for franchise sales. This $450,000 note results from the purchase of a franchise by a company that is 51 percent owned by the President of the Company. This note, dated July 29, 1996, was for the entire amount of the purchase and was interest-free until payments of monthly interest at a rate of 12 percent per annum began May 1, 1997. Monthly payments of principal and interest of $5,401 begin May 1, 1998 for 84 months, when on May 1, 2005 a balloon payment of $330,218 is due to repay the note in full. The note is secured by the franchise and its assets, and additionally secured by a pledge of 25,000 shares of restricted Swisher International, Inc. common stock owned by the President. The Company recognized a $255,045 net gain on the transaction and $47,544 in management fee income for the year ended October 31, 1996.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  NOTES RECEIVABLE - FRANCHISEES:

Notes receivable - franchisees primarily consists of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the underlying franchise and by essentially all of the franchisees' assets incidental to the operation of the franchises and, for certain franchises, are personally guaranteed by the owners. The interest rates associated with the majority of these notes range from 7 percent to 13.25 percent with monthly principal and interest payments ranging from $70 to $5,401 including interest over periods ranging from 12 to 120 months with the first note maturing in 1998 and the last one in 2007.

Notes receivable - franchisees at October 31, 1996 and 1995 consisted of the following:

                                                          1996             1995
                                                      -----------       ----------
Notes receivable - franchisees at face value          $ 2,704,780       $2,729,476
Notes receivable - related parties at face value
         (Note 4)                                         450,000               --
                                                      -----------       ----------

Total notes receivable  - face value                    3,154,780        2,729,476

Less imputed discount                                    (131,000)              --
                                                      -----------       ----------

Net present value of notes receivable                   3,023,780        2,729,476

Less allowance for doubtful accounts                     (123,972)              --
                                                      -----------       ----------

Balance of notes receivable - franchisees
                                                      $ 2,899,808       $2,729,476
                                                      ===========       ==========

Current portion                                       $   615,870       $  761,686
Long-term position                                    $ 2,283,938       $1,967,790




The notes receivable - franchisees at face value have been reduced to net present value at October 31, 1996 for imputed discounts. These imputed discounts are based on notes with terms including delayed payment schedules and interest-free periods, and additionally, the notes have been discounted to net present values based on actual payments differing from scheduled payments contained in the note agreements.

Future minimum principal payments to be received pursuant to the notes are as follows:

         Year Ended October 31,
                                1997                  $  615,870
                                1998                     896,077
                                1999                     458,244
                                2000                     301,554
                                2001                     145,589
                                Thereafter               737,446
                                                      ----------

                                                       3,154,780

         Less imputed discounts                          131,000
         Less allowance for doubtful accounts            123,972
                                                      ----------

                                                      $2,899,808
                                                      ==========

At the time the notes receivable are executed, the Company considers a reserve for doubtful collections based on the creditworthiness of the franchisee. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance of the notes, which are tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LINE OF CREDIT, NOTE PAYABLE AND PLEDGED ASSETS

The Company has a $1,000,000 line of credit agreement with a bank which expires February 17, 1999. Borrowings under the agreement bear interest at 2.85% above the LIBOR (5.66% at October 31, 1996) and are due on demand. In addition, the line of credit is collateralized by substantially all assets of the Company and the Company must maintain a minimum cash balance of $250,000 at all times. Outstanding borrowings on the line of credit were $969,573 and $658,000 at October 31, 1996 and 1995, respectively. This line-of-credit agreement contains financial covenants which require specified levels of equity and the maintenance of certain financial ratios. At October 31, 1996, the Company was in violation of two of these covenants, and these violations were waived by the bank.

The Company also has a $64,469 unsecured note payable which is due November 30, 1996. Interest on the note is payable monthly at 9%.

NOTE 5.  LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt consists of the following:


                                                                                          October 31,
                                                                                -----------------------------
                                                                                    1996              1995
                                                                                -----------       -----------
Note payable, finance company, due in monthly installments ranging from $3,123 to $51,793 including interest at 13.4%, through April
   2001; collateralized by certain franchisee  notes receivable                 $ 1,079,714       $ 1,417,260
Note payable, individual, paid in full during  fiscal year 1996                          --           266,382
Note payable, individual, due in monthly installments of $3,350, including interest at 7%, through September 1997; personally
   guaranteed by the Company's President                                             35,594            68,982
Note payable, bank, due in monthly  installments of $3,125, including interest  at .50% above the banks prime rate (8.25% at October 31,
   1996) through July 1997;  unsecured                                               21,707            58,144
Notes payable, vendors, due in monthly installments of $1,347 including
   interest at 9%, through December 1999; unsecured                                  43,387            55,072
Note payable, individual, paid in full during fiscal year 1996                           --             7,969
Note payable, individuals, due in monthly installments of $1,575,
   including interest at 8% through January 1998; unsecured                          22,524                --
Note payable, individuals, due in monthly installments of $1,245,
including interest at 9% through May 2000; unsecured                                 45,634                --
Note payable, individual, due in monthly installments of $1,065, including interest at 10% through July 1999; collateralized by a maids
   franchise with a net book value at October 31, 1996 of $61,776                    30,611                --


Note payable, individual, due in monthly installments of $1,300,
   noninterest bearing through January, 1998; unsecured                              21,021                --
Note payable, finance company, due in monthly installments ranging from $1,189 to $1,464 including interest at 12.5% through June 2001;
   collateralized by notes receivable  with a balance at October 31, 1996
   of $111,083                                                                       74,860
                                                                                -----------       -----------
                                                                                  1,375,052         1,873,809
Less current portion                                                               (516,436)         (436,158)
                                                                                -----------       -----------
                                                                                $   858,616       $ 1,437,651
                                                                                ===========       ===========

         Aggregate maturities required on the long-term debt are as follows:


            Year Ending October 31
            1997                                                         516,436
            1998                                                         398,888
            1999                                                         303,587
            2000                                                         127,472
            2001                                                          28,669
                                                                      ----------
                                                                      $1,375,052
                                                                      ==========


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

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK, STOCK OPTIONS AND ACCOUNTING CHANGE (CONTINUED)

The following is a summary of options granted:


                                                                                   Weighted-Average
                                                            Number of                  Exercise
                                                             Options                     Price
                                                            ---------              -----------------

Outstanding October 31, 1994                                 270,735                     $3.36
Options canceled                                             (55,500)                     3.75
                                                             -------

Outstanding October 31, 1995                                 215,235                      3.26

Options exercised                                            (16,500)                     2.25
Options issued                                                81,500                      3.50
                                                             -------

Outstanding October 31, 1996                                 280,235                      3.39
                                                             =======



NON-PLAN OPTIONS: In 1994, the Company entered into an agreement with an investor relations firm. Under this agreement, the firm received an option to purchase 40,000 shares of common stock at an exercise price of $2.88 per share.

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

In April 1996, the Company entered into an agreement with an investment banking firm whereby the Company granted the investment banking firm options to purchase 75,000 shares of the Company's common stock at a price of $3.50 per share. In accordance with Financial Accounting Standards Board Statement No. 123 (FASB
123), the transaction was recorded based on the value of the services received. On January 17, 1997, the investment banking firm exercised their rights under the option agreement by completing a cashless exercise for 41,129 shares of common stock.

In June 1996, the Company entered into an agreement with a public relations firm whereby the Company granted the public relations firm options to purchase 25,000 shares of the Company's common stock at a price of $5.75 per share. In accordance with FASB 123, the transaction was recorded based on the value of the services received.

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

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK, STOCK OPTIONS AND ACCOUNTING CHANGE (CONTINUED)


                                                                                             Earnings
                                                                 Net Income                 Per Share
                                                                 ----------                 ----------

Year Ended October 31, 1996:
   As reported                                                    $(154,541)                 $(0.09)
   Pro-forma                                                      $(319,986)                 $(0.18)


NOTE 7. INCOME TAXES

Net deferred tax liabilities consist of the following components as of October 31:



1996                                Current       Long-Term           Total
-------------------------------    --------       ---------       ---------

Deferred tax asset:
  Receivable allowances            $ 19,000       $    --         $  19,000
Assets held for sale                   --            70,000          70,000
Inventory valuation allowance        29,000            --            29,000
                                   --------       ---------       ---------
                                     48,000          70,000         118,000
                                   --------       ---------       ---------
Deferred tax liabilities:
  Deferred advertising costs        (49,000)             --         (49,000)
  Property and equipment                 --         (61,000)        (61,000)

Intangible Assets                        --         (11,000)        (11,000)
                                   --------       ---------       ---------

                                    (49,000)        (72,000)       (121,000)
                                   --------       ---------       ---------

                                   $ (1,000)      $  (2,000)      $  (3,000)
                                   --------       ---------       ---------

1995                                Current       Long-Term           Total
-------------------------------    --------       ---------       ---------

Deferred tax asset:
  Receivable allowances            $ 13,000       $      --       $  13,000
                                   --------       ---------       ---------

Deferred tax liabilities:
  Deferred advertising costs        (42,000)             --         (42,000)
  Property and equipment                 --         (49,000)        (49,000)
                                   --------       ---------       ---------

                                    (42,000)        (49,000)        (91,000)
                                   --------       ---------       ---------

                                   $(29,000)      $ (49,000)      $ (78,000)
                                   ========       =========       =========

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.     INCOME TAXES (CONTINUED)

The provision for income taxes charged to operations for the years ended October 31, 1996, 1995 and 1994 consists of the following:


                                                                                        For the Year Ended October 31,
                                                                                    ---------------------------------------
                                                                                      1996            1995           1994
                                                                                    ---------       --------      ---------
Current tax provision
  Federal                                                                           $  84,722       $169,000      $ 178,000
  State                                                                                37,940         25,000         33,500
Prior period under-accrued                                                             18,720
Deferred tax provision
  Federal                                                                             (70,000)        44,000         (2,000)
  State                                                                                (5,000)         8,000           (500)

                                                                                    ---------       --------      ---------
                                                                                    $  66,382       $246,000      $ 209,000
                                                                                    =========       ========      =========



The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended October 31, 1996, 1995 and 1994 due to the following:


                                                                                       1996           1995           1994
                                                                                    ---------       --------      ---------
Computed expected tax expense:                                                      $ (29,974)      $211,350      $184,232
Increase (decrease) in income taxes resulting from:
    State income taxes                                                                 22,819         31,081        32,511
    Permanent differences                                                               8,830          3,569        (7,743)
Temporary differences                                                                  62,311
    Effect of change in tax rate used in computing
     deferred taxes                                                                     5,118             --            --
    Other                                                                              (2,722)            --            --
                                                                                    ---------       --------     ---------

                                                                                    $  66,382       $246,000      $209,000
                                                                                    =========       ========      ========



NOTE 8. LEASE COMMITMENTS AND RENT EXPENSE

The Company leases its present facility from a partnership in which the President is a 33.3% partner. The term of the lease extends through March 2000 (See Note 2). During the term of the lease, rent is subject to increases in accordance with the rate of increase in the Consumer Price Index. The lease requires the Company to pay for all insurance, maintenance, and taxes. The Company also leases other facilities, equipment and vehicles under operating leases which expire in varying amounts through 2000.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  LEASE COMMITMENTS AND RENT EXPENSE (CONTINUED)

Future minimum lease payments pursuant to these leases are as follows:


Year Ending October 31,
-----------------------------------------------------------------------
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



NOTE 9. FRANCHISES

The following table summarizes the number of hygiene franchised operations of Swisher International, Inc.:


                                                              For the Year Ended October 31,
                                                     --------------------------------------------------
                                                       1996                 1995                 1994
                                                     -------               ------               ------
Franchises at the beginning of the year                   93                   88                   66
Franchises sold                                            6                   11                   22
Closed                                                    --                   (2)                  --
Repurchased                                               --                   (4)                  --
                                                     -------               ------               ------

Franchises at the end of the year                         99                   93                   88
                                                     =======               ======               ======

Franchises sold and not open at year end                   2                    3                    6
                                                     =======               ======               ======



The following table summarizes the number of maids operations of Swisher International, Inc.:

                                                      For the Year Ended
                                             -----------------------------------
                                                          October 31,
                                             -----------------------------------
                                              1996           1995         1994
                                             ------         ------       -------
Franchises at the beginning of the year          19              5           --
Franchises sold                                  --             15            5
Consolidated                                     (3)            --           --
Repurchased                                      (4)            (1)          --
Closed                                           (1)           --            --
                                             ------         ------       ------
Franchises at the end of the year                11             19            5
                                             ------         ------       ------
Franchises sold and not open at year end          2              5            4
                                             ------         ------       ------

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.     FRANCHISES (CONTINUED)

The following table summarizes the number of Surface Doctor operations of Swisher International, Inc.:


                                                                  For the Year Ended
                                                                   October 31, 1996
                                                                  -------------------

Franchises acquired upon acquisition                                      101
Franchises sold                                                            16
                                                                  -------------------

Franchises at the end of the year                                         117
                                                                  -------------------

Franchises sold and not open at year end                                    1
                                                                  -------------------


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

During the year ended October 31, 1996 foreign sales totaled $256,024.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.     SEGMENT INFORMATION (CONTINUED)


                                     Maid              Hygiene         Surface Doctor
                                   Company             Company             Company            Franchise
1996                              Operations          Operations         Operations           Operations            Total
-------------------------         ----------          -----------       ----------------       -----------        ------------
Net revenues                       $ 855,181           $1,672,947          $ 84,427            $ 7,974,010        $ 10,586,565
Operating income (loss)            $(135,878)          $  240,338          $(32,709)           $  (159,910)       $    (88,159)
Identifiable assets                $ 219,645           $  300,201          $ 27,943            $ 9,044,498        $  9,592,287
Capital expenditures               $      --           $       --          $     --            $   235,176        $    235,176
Depreciation and                   $  10,662           $   21,893          $  1,627            $   242,816        $    276,998



                                                          Maid              Hygiene
                                                        Company             Company            Franchise
1995                                                   Operations          Operations           Operations            Total
-------------------------                              ----------          -----------         -----------        ------------

Net revenues                                            $ 313,253          $1,462,332            $6,186,949         $7,962,534
Operating income (loss)                                 $(115,635)         $  (59,110)           $  796,364         $  621,619
Identifiable assets                                     $ 475,480          $  553,329            $6,929,538         $7,958,347
Capital expenditures                                    $ 410,447          $   46,272            $   43,676         $  500,395
Depreciation and amortization                           $  43,332          $   40,084            $   92,737         $  176,153


                                                          Maid              Hygiene
                                                        Company             Company            Franchise
1994                                                   Operations          Operations           Operations            Total
-------------------------                              ----------          -----------         -----------        -----------

Net revenues                                            $150,405           $878,605             $4,949,040         $5,978,050
Operating income (loss)                                 $(86,287)          $215,547             $  412,598         $  541,858
Identifiable assets                                     $241,147           $ 73,422             $5,644,447         $5,959,016
Capital expenditures                                    $107,854           $     --             $  256,568         $  364,422
Depreciation and amortization                           $  4,110           $     --             $   48,188         $   52,298


NOTE 11. ASSETS HELD FOR SALE

As of October 31, 1996 and 1995, the Company had seven franchises and five franchises, respectively, that it had reacquired from franchisees. The results of operations for the period since acquisition are included in Company-owned operations in the accompanying statements of operations.


                                             1996                 1995
                                          ----------            ---------

Cost basis of assets                      $ 838,369             $ 713,558
Less: valuation allowance to
     fair market value                     (192,665)                   --
                                          -------------------------------

                                            645,704               713,558
Less: accumulated amortization
     of goodwill                            (24,202)              (10,473)
                                          -------------------------------

                                          $ 621,502             $ 703,085
                                          ===============================

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                                      ============


Unaudited pro forma consolidated results of operations for the years ended October 31, 1996 and 1995 as though the Surface Doctor division of Professional Carpet Systems, Inc. and Old Dixie Supply Company had been acquired as of November 1, 1994 follow:


                                                                        1996                         1995
                                                                     ----------                   ----------
Total revenue                                                        11,456,034                   $9,870,811
Net income                                                             (146,214)                     501,701
Net income per common share                                                (.08)                        0.24

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                   SWISHER INTERNATIONAL, INC.


                                   By: /s/ Patrick L. Swisher
                                       -------------------------------------
                                       Patrick L. Swisher
                                       President and Chief Executive Officer
                                       and Interim Principal Accounting
                                       Officer

Dated:  June 30, 1998

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                            TITLE                          DATE
         ---------                            -----                          -----

/s/ Patrick L. Swisher
--------------------------           President, Chief Executive and      June 30, 1998
Patrick L. Swisher                   Financial Officer and Director



/s/ George K. Moore
--------------------------           Director                            June 30, 1998
George K. Moore

                                    EXHIBITS




         Exhibit 21.1         List of Registrant's Subsidiaries

         Exhibit 23.1         Consent of Scharf Pera & Co.

         Exhibit 23.2         Consent  of  Ehrhardt  Keefe  Skinner &
                              Hoffman PC

         Exhibit 27           Financial Data Schedule (for SEC use only).