Form 10KSB
period 1997-10-31
SWISHER INTERNATIONAL INC
filed 1998-07-01
CIK 808356

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER
         31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

                         Commission file number: 0-21282

                           SWISHER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                        56-1541396
            ------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                     Identification Number)

          6849 FAIRVIEW ROAD
       CHARLOTTE, NORTH CAROLINA                              28210
       -------------------------                              -----
(Address of principal executive offices)                    (Zip Code)

                                 (704) 364-7707
               Registrant's telephone number, including area code

                                   Securities
                registered pursuant to Section 12(b) of the Act:
                                      NONE

                                   Securities
                registered pursuant to section 12(g) of the Act:

                           COMMON STOCK $.01 PAR VALUE
                        WARRANTS TO PURCHASE COMMON STOCK
                        ---------------------------------
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  --

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The registrant's revenues for the fiscal year ended October 31, 1997 were $13,276,331.

The aggregate market value of the 2,222,271 shares of Common Stock held by non-affiliates was $5,000,109.75 of June 26, 1998. The market value of the shares was calculated based on the $2.25 price of such shares for the last trade as reported by certain broker-dealer proprietary trading systems on such date.

As of June 26, 1998, 2,222,271 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE.

Transitional Small Business Disclosure Format:   Yes                 No  X
                                                     ---                ---

                                     PART I

ITEM 1.  BUSINESS

GENERAL

           Swisher International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are engaged in the sale of certain products and services primarily through a total of approximately 218 franchises included in the Company's Hygiene, Swisher Maids, Surface Doctor and Swisher Pest Control divisions.

           The Company's Hygiene division offers services and products to a broad spectrum of businesses in 38 states and Canada, through approximately 105 franchises, including two Company-owned franchises in Oklahoma and Florida and six international master licenses. The Company's hygiene services and products include restroom sanitization, anti-bacterial and degreasing handsoap, flying insect control, air sanitizers and biological greasetrap and drain line cleaners. The Company is an approved vendor for such national accounts as Burger King, Wendy's, Shell and Dunkin' Donuts.

          In February 1994, Swisher Maids, Inc., a wholly-owned subsidiary of the Company, began operating a home cleaning business in Charlotte, North Carolina, in order to introduce a home-cleaning franchise marketing program. Swisher Maids currently has six home-cleaning franchises as well as corporate-owned home-cleaning operations based in Charlotte, North Carolina and Scottsdale, Arizona.

          In July 1996, the Company acquired substantially all of the assets and business operations of Surface Doctor, a provider of bath and kitchen restoration services, from Professional Carpet Systems ("PCS"). Surface Doctor has provided on-site bath and kitchen restoration services since November 1994 and has conducted its franchise program since 1994. Surface Doctor operates through approximately 96 domestic franchises, seven Canadian franchises and two international master licenses. Since July 1996, the Company has conducted Surface Doctor operations through a wholly-owned subsidiary.

          In September 1997, the Company acquired Carolina Termite & Pest Control ("CTPC"), a pest control business based in North Carolina. As of October 31, 1997, the Company has four pest control franchises and one Company-owned operation, all located in North Carolina. The Company conducts Swisher Pest Control operations through a wholly-owned subsidiary.

           The principal sources of the Company's revenues are initial franchise fees and recurring franchise revenues (consisting of product sales, royalties, service fees and marketing fees) relating to the Company's operations in each of its four divisions. Revenues are also generated by Company-owned operations. The Company provides a range of support services to franchisees, including training, sales and service support, accounting services, and volume pricing on products and supplies.

                               HYGIENE OPERATIONS

HYGIENE FRANCHISE SERVICES

           The Company's Hygiene services and products are sold principally through franchises to a broad spectrum of businesses throughout the United States and Canada, including restaurants, retail stores, manufacturers, commercial office buildings, health and childcare facilities, schools, military bases and hotels. As of October 31, 1997, the Company operates nationally through approximately 105 Hygiene domestic and Canadian franchisees and two Company-owned operations. The Company began to offer Hygiene licenses on an international basis in 1996, and has entered into six international master license agreements covering the United Kingdom, Ireland, the Caribbean, Korea, Hong Kong/Macau/China and Australia/New Zealand.

           Franchisees generally visit retail business customers every seven to ten days to replenish supplies and perform services. Services and products offered by the Company's franchisees include sanitation and detail cleaning of porcelain fixtures in restrooms; installation and replenishment of dispensers for lanolin, soap and air fresheners; providing of hand sanitizing soap and hand sanitizers in kitchens and restrooms for food service customers; biologically treating drain lines for food service customers; providing flying insect control systems for use in restaurants; providing grit soap for car dealerships, tire stores and garages; biologically treating grease traps in restaurants; providing and servicing air sanitizers in restrooms, waiting rooms and common areas; and providing toilet tissue, hand towels and other paper products.

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

           INITIAL FRANCHISE FEES. On the sale of a Hygiene franchise, the Company receives an initial franchise fee which is calculated based upon the population of the territory purchased by the franchisee. The Company historically has financed a significant portion of the initial Hygiene franchise fee payable by new franchisees and from time to time has financed 100% of certain franchise fees. The Company has also offered financial assistance to existing franchisees in the acquisition of competitors engaged in the hygiene business. Management believes the Company has accelerated its penetration into new markets by offering financial assistance to qualified candidates.

           The franchise fee includes an initial two-week training of key employees and an initial inventory of hygiene products. Continuing training is provided to franchisees through regional meetings and an annual national conference. The Company maintains a permanent staff which provides continuing operating and marketing support to its franchisees. Franchisees are also provided with an operations manual which provides guidelines for the operation, management and marketing of Swisher franchises.

           PRODUCT SALES TO HYGIENE FRANCHISEES. The franchise agreement requires franchisees to purchase Hygiene products from approved vendors, which allows the Company to maintain the quality and integrity of the products delivered by franchisees to the retail business customer. The Company is the primary approved product vendor at this time. Management believes that through the Company's volume buying of Hygiene products; the Company provides quality Hygiene products at competitive prices. The Company subjects new products to test marketing and field tests at its own facilities prior to introduction to its franchisees. Products provided by the Company to its franchisees include, among others, cleaning agents, air sanitizers and fresheners, a variety of handsoaps, flying insect spray, biological drain line and grease trap products and dispensers.

           ROYALTIES. The Company receives a royalty of 6% of a franchisee's gross revenues, as defined in the franchise agreement.

           SERVICE FEES. The Company receives a monthly service fee for services provided to franchisees calculated on a sliding scale based on the franchisee's annualized sales. Services provided by the Company include invoicing customers, collection of accounts receivable, preparation of monthly financial statements and monthly receivables aging reports, referral of national and regional accounts for which the Company has obtained approved vendor status, and toll free telephone answering services providing customers with account information and franchisees with message services.

           MARKETING FEES. The Company receives a national marketing fee, used for marketing and advertising, equal to 2% of each franchisee's gross revenues.

           INTEREST INCOME. Interest income received by the Company from franchise operations represents income derived from financing franchise fees, acquisition of competitors, and purchases of short-term investments.

           HYGIENE FRANCHISE DEVELOPMENT. As of October 31, 1997, the Company had 105 Hygiene franchises and Company-owned operations conducting business in 38 states, the District of Columbia and Canada. This compares to 99 and 93 franchises as of October 31, 1996 and 1995, respectively. The slower growth in the number of domestic franchises in 1997 reflects the Company's broad geographic market penetration and the limited number of major domestic unsold markets.

           Set forth below is information concerning the location of the Company's Hygiene franchises as of October 31, 1997. The territories below are identified by the metropolitan or geographic area in which the franchise is headquartered and do not, in many cases, reflect the boundaries of the franchised territory.



ALABAMA                             INDIANA                        NEW YORK                          UTAH
Huntsville                          Indianapolis                   Brewster                          Salt Lake City
Mobile                                                             Buffalo/Rochester
Montgomery                          KANSAS                         Long Island                       VIRGINIA
                                    Kansas City                    Queens                            Norfolk
ARIZONA                                                                                              Richmond
Phoenix                             KENTUCKY                       NEW MEXICO
Tucson                              Louisville                     Albuquerque                       WASHINGTON
                                                                                                     Seattle
CALIFORNIA                          LOUISIANA                      NORTH CAROLINA                    Tacoma
Beverly Hills                       New Orleans                    Greenboro
East Bay Area                                                      Hickory                           WEST VIRGINIA
Fresno                              MARYLAND                       Raleigh                           Beaver
Long Beach                          Baltimore
Mission Viejo                                                      OHIO                              WISCONSIN
Redondo Beach                       MASSACHUSETTS                  Columbus                          Madison
Riverside/San                       Sterling                       Cincinnati                        Milwaukee
   Bernardino                       Plymouth                       Toledo
Sacramento                                                                                           ALBERTA, CANADA
San Diego                           MICHIGAN                       OKLAHOMA                          Calgary
San Francisco                       Detroit                        Tulsa(2)                          Edmonton
San Jose                            Flint
Ventura                             Grand Rapids                   OREGON                            ONTARIO, CANADA
                                    Kalamazoo                      Portland                          Guelph
COLORADO                            Lansing                                                          Ottawa
Denver                              Rochester Hills                PENNSYLVANIA                      Toronto
                                                                   Central
CONNECTICUT                         MINNESOTA                      Northern                          BRITISH COLUMBIA
South Windsor                       Winona                         Philadelphia                      Vancouver
                                                                   Pittsburgh
DISTRICT OF                         MISSOURI                       Reading                           SASKATCHEWAN
COLUMBIA                            Springfield                                                      Saskatoon
Washington                          St. Louis                      RHODE ISLAND
                                    North Kingstown                                                  CARIBBEAN(3)
FLORIDA                                                            SOUTH CAROLINA
Dade County                         NEBRASKA                       Columbia                          IRELAND(3)
Ft. Lauderdale                      Omaha                          Greenville
Orlando                                                            Myrtle Beach                      UNITED KINGDOM(3)
Sanibel Island                      NEVADA
Space Coast(2)                      Las Vegas                      TENNESSEE                         AUSTRALIA(3)
Tallahassee/                        Reno (1)                       Bristol
   Gainesville                                                     Chattanooga                       KOREA(3)
Tampa                               NEW HAMPSHIRE                  Knoxville
                                    Ashland                        Memphis                           HONG KONG(3)
GEORGIA                                                            Nashville
Atlanta                             NEW JERSEY
                                    Fanwood                        TEXAS
ILLINOIS                            Oakhurst                       Austin
Chicago (Metro)                     Rockaway                       Dallas
Chicago (Western)                                                  San Antonio
Chicago (Suburban)



-------------------

(1) Represents franchises which have been sold but are not yet operational.
(2) The Space Coast and Tulsa franchises are currently owned and operated by the Company.
(3) Represents master license agreement.

COMPANY-OWNED HYGIENE OPERATIONS

           The Company's owned hygiene operations as of October 31, 1997, consist of operations in Tulsa, Oklahoma and Space Coast, Florida. The Charlotte, North Carolina location was sold in the third Quarter of 1997. The following table sets forth information concerning the revenues derived from the Company-owned Hygiene operations:


                                                                        YEAR ENDED OCTOBER 31,
                                                                    -----------------------------
                                                                     1997                1996
                                                                    --------          -----------
             Hygiene revenues.............................          $674,742          $1,672,947


INTERNATIONAL HYGIENE LICENSE AGREEMENTS

           During 1996 the Company implemented an international Hygiene marketing program. As of October 31, 1997, the Company has entered into Master License Agreements covering the United Kingdom, Ireland, the Caribbean, Korea, Hong Kong/Macau/China and Australia/New Zealand.

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

           The licensee is required to pay an initial license fee which has ranged from approximately $60,000 to $280,000. The licensee is also required to pay minimum monthly royalties which are based upon ongoing revenues attributable to the Hygiene operations of the licensee and any of its sublicensees, and to pay a percentage of initial fees received from sublicensees.

           The Company provides initial training and ongoing support directly to its licensees. However, licensees are responsible for the selection, training and supervision of all of their respective sublicensees and for compliance with applicable government regulations. Licensees must develop and maintain a minimum number of company-owned or sublicensed Hygiene businesses and to make certain minimum advertising and marketing expenditures. Licensees and their sublicensees are required to purchase equipment and supplies from the Company or from Company-approved vendors.

HYGIENE MARKET AND GROWTH STRATEGY

           The Company estimates that there are approximately 10 significant territories in the United States which are not served by the Company or its existing Hygiene franchisees. In order to expand the market for Hygiene franchises, the Company has developed a Canadian franchise sales program. Since 1993, the Company has sold seven franchises in Canada. The Canadian franchise sales program is similar to the Company's franchise sales program in the United States. The Company focuses its franchising activities on selected areas in an effort to establish multiple franchises within a particular geographic area. However, the Company has not had extensive experience with international franchise operations in the past and, accordingly, the Company may be subject to a number of risks in the development of international franchises.

           The Company's Master License program represents the Company's effort to expand its Hygiene Market. Given the penetration already achieved by the Company's domestic Hygiene operations, the Company believes that international markets offer a growth opportunity for Hygiene revenues. The Company has sold six Hygiene Master Licenses to date, and international marketing efforts are expected to increase during 1998. During 1997, the Company sold Master Licenses for the United Kingdom, Hong Kong, Korea, and Australia.

           The Company expects that its future growth in Hygiene revenues will be derived from penetration of international markets, increased product sales to franchisees, expansion of business accounts serviced by franchisees, sale of additional franchises, and introduction of new products and services. The sale of new franchises has the potential to generate franchise fees as well as increase continuing revenues attributable to continuing product sales, royalties and/or service fees. The Company markets its franchises and master licenses directly through sales personnel located at the Company's headquarters. The Company also solicits franchise and master license sales through advertisements in business magazines and newspapers.

                            SWISHER MAIDS OPERATIONS

SWISHER MAIDS SERVICES

           As of October 31, 1997, the Company had 7 Swisher Maids franchises in operation and 2 Company-owned residential maid services in Charlotte, North Carolina and Scottsdale, Arizona. A Swisher Maids franchisee provides residential maid services to its customers. A team of house-cleaning professionals is assigned to each customer's home on a schedule that is set by the customer. Cleaning services regularly performed include: Cleaning and sanitizing bathroom fixtures and mirrors; cleaning counters, appliance surfaces, floors and sinks in the kitchen; vacuuming carpets, hardwood, tile and vinyl; dusting baseboards, sills, decor and furnishings; spot cleaning to remove fingerprints and smudges; and other services as required by the customer. Franchisees provide all necessary cleaning supplies and equipment, including backpack vacuums, which allows customers to decrease their household expenses for such items.

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

           INITIAL FRANCHISE FEES. The initial franchise fee payable to Swisher Maids is a flat fee, plus $1.00 per qualified household within the territory purchased by the franchisee. A "qualified household" is a household whose minimum annual income is $50,000 or more, according to the most recent U.S. Census Bureau data available or from data provided by a generally accepted independent commercial demographic firm. The Company expects that territories will generally contain not less than 5,000 nor more than 20,000 qualified households. As with its sale of Hygiene franchises, the Company may finance all or a portion of the initial franchise fee payable by a franchisee.

           The franchise fee entitles the franchisee to initial training of two employees. The Company also provides continuing operating and marketing support to its franchisees, including an operations manual.

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

           SWISHER MAIDS FRANCHISE DEVELOPMENT. As of October 31, 1997, the Company had 7 franchises and Company-owned operations in Charlotte, North Carolina and Scottsdale, Arizona. This compares to 11 Swisher Maids franchises as of October 31, 1996. The decline experienced in 1997 reflects the consolidation of certain franchise markets and the Company's intentions to continue Swisher Maids operations at their existing 1997 level for the immediate future.

SWISHER MAIDS FRANCHISE AGREEMENT

           Swisher Maids franchisees are granted a sublicense to use the "Swisher Maids" service mark and associated proprietary names and marks in an exclusive franchised territory. Franchisees have the right to operate their business from a single location within the territory for a five year term, which is renewable subject to certain conditions being met. Other terms and conditions of the franchise agreement, including the right of first refusal to repurchase a franchise, the right to approve a transfer and receive a transfer fee, and the termination provisions, are similar to those contained in the Company's Hygiene franchise agreement. However, unlike the Hygiene franchise agreements, (i) the Company cannot terminate the Swisher Maids franchise agreement for failure of the franchisee to generate any specific level of revenue and (ii) the franchisee is subject to a two year non-compete following expiration or termination of the franchise agreement.

COMPANY-OWNED SWISHER MAIDS OPERATIONS

           The Company has repurchased a total of four Swisher Maids franchises, of which one was closed, one consolidated with another, and two are currently owned and operated by the Company. The following table sets forth information concerning the revenues derived from Company-owned Swisher Maids operations:


                                                                       YEAR ENDED OCTOBER 31,
                                                                    ----------------------------
                                                                      1997               1996
                                                                    --------            --------
             Swisher Maids................................          $812,212            $855,181


                            SURFACE DOCTOR OPERATIONS

SURFACE DOCTOR SERVICES

           The Company acquired the Surface Doctor franchise operations effective July 1, 1996, from Professional Carpet Systems, Inc. (the "Seller"). The purchased assets consisted of all of Seller's rights under Surface Doctor franchise agreements and all trademarks, and service marks, accounts and notes receivable, inventories and equipment relating to the Surface Doctor operations.

           When the Company acquired Surface Doctor, there were approximately 92 domestic and 9 foreign Surface Doctor franchisees. The Company began to offer Surface Doctor franchisees in August 1996. As of October 31, 1997, there were 96 domestic, 7 Canadian Surface Doctor franchises, and 2 international master licenses. Surface Doctor franchises offer mobile, on-location kitchen and bath restoration services on cabinets, counter tops, and fixtures. Surface Doctor restoration services offer customers a low-cost alternative to the replacement of laminate, porcelain, fiberglass, tile, cultured marble, metal and related surfaces. Restoration services are typically marketed to homeowners, hotels, apartment complexes, office and industrial facilities, appliance rental companies, and managers of residential and commercial properties.

SURFACE DOCTOR REVENUES

           The Company generates revenue through its Surface Doctor franchise operations in the form of initial franchise fees, product sales to franchisees, royalties, and marketing fees.

           INITIAL FRANCHISE FEES. On the sale of a Surface Doctor franchise, the Company receives an initial flat rate franchise fee for each Designated Marketing Area ("DMA"). A DMA is defined as a single county, parish or similar geographic area containing at least 100,000 residents. Each franchisee has the non-exclusive right to use the Surface Doctor names, marks and business methods in the DMA. Within a DMA, the Company may not sell more than one Surface Doctor franchise for each 100,000 residents.

           Payment of the franchise fee entitles the franchisee to initial training of key employees. The training course has a two-week curriculum of classroom and hands-on training which is conducted at the Company's facilities. Continued training is provided to franchisees through periodic meetings and conferences. The Company maintains a permanent staff which provides continuing operating and marketing support to its franchisees.

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

           ROYALTIES. Pursuant to the Company's current franchise agreement, the Company receives a royalty on each franchisee's gross revenues. Royalties are calculated on a sliding scale based on the franchisee's revenues, ranging from 4% to 6% of gross revenues, with a minimum monthly royalty of $200. Substantially all of the franchisees as of October 31, 1997 are governed by the prior Surface Doctor franchise agreement, which requires a $175 monthly royalty.

           MARKETING FEES. Pursuant to the current franchise agreement, the Company receives a monthly marketing fee equal to 2% of each franchise's gross revenues. The marketing fees are used to fund marketing and advertising activities and to fund various market research and development activities. The Company has the authority and responsibility for directing the application of the marketing fee. Substantially all of the franchisees as of October 31, 1997 are governed by the prior franchise agreement, which requires a $25 monthly marketing fee.

           SURFACE DOCTOR FRANCHISE DEVELOPMENT. As of October 31, 1997, the Company had approximately 103 Surface Doctor franchises conducting business in the United States and Canada, and has entered into 2 Master Licenses agreements in certain foreign countries.

           Set forth below is information concerning the location of Surface Doctor franchises existing as of October 31, 1997. (Except as indicated otherwise, each market contains one franchise.)

ALABAMA                             ILLINOIS                       NEW YORK                          WASHINGTON
Birmingham                          Chicago (3)                    Queens                            Bainbridge Island
Tuscaloosa                          Lake County                    Staten Island
                                                                   Suffolk County                    WEST VIRGINIA
ALASKA                              INDIANA                        Walden                            Charleston
Anchorage                           Indianapolis                   Westchester County                Morgantown
                                                                                                     Parkersburg
ARIZONA                             IOWA                           NORTH CAROLINA
Phoenix (2)                         Council Bluffs                 Charlotte (2)                     WISCONSIN
Tucson (2)                          Davenport                      Kitty Hawk                        Green Bay
                                    Sioux City                                                       Milwaukee
ARKANSAS                            Des Moines (2)                 OHIO
Hot Spring                                                         Cleveland (2)                     WYOMING
                                    KANSAS                         Columbus                          Casper
CALIFORNIA                          Kansas City                    Marietta                          Upton
Los Angeles (2)                     Topeka                         Toledo
Orange County                                                                                        BRAZIL
                                    KENTUCKY                       OKLAHOMA                          San Paulo
COLORADO                            Paducah                        Oklahoma City
Colorado Springs                                                   Tulsa (2)                         BRITISH COLUMBIA,
Denver                              LOUISIANA                                                        CANADA
Fort Collins                        Jefferson Parrish              OREGON                            Campbell River
Leadville                           New Orleans                    Portland
Stamboat Springs                                                                                     ONTARIO, CANADA
                                    MARYLAND                       PENNSYLVANIA                      Amherstview
CONNECTICUT                         Easton                         Pittsburgh                        Carrying Place
Hartford                                                                                             Ottowa
New Haven                           MICHIGAN                       SOUTH CAROLINA                    Wiarton
                                    Grand Rapids                   Charleston
FLORIDA                             Muskegon                       Fort Mill                         NEWFOUNDLAND,
Destin                                                             Greenville                        CANADA
Indian Harbor                       MINNESOTA                      Spartanburg                       Mount Pearl
Jacksonville                        Minneapolis
Orlando                             Rochester                      SOUTH DAKOTA                      NOVA SCOTIA,
Palm Harbor/                        St. Cloud                      Sioux Falls                       CANADA
St. Petersburg                      St. Paul                                                         Halifax
Pensacola                                                          TENNESSEE
                                    MISSISSIPPI                    Chattanooga
GEORGIA                             Gulfport/Biloxi                Knoxville                         SINGAPORE/
Atlanta                                                            Nashville (2)                     INDONESIA/
Augusta                             MISSOURI                                                         MALAYSIA
Columbus                            Kansas City (2)                TEXAS
Decatur                             Springfield                    El Paso
Jessup                                                             Houston (2)
Kennesaw                            NEBRASKA                       Lake Jackson
Savannah                            Gibbon                         Midland/Odessa
Tucker                                                             Plano
                                    NEVADA
HAWAII                              Reno (2)                       VERMONT
Honolulu                                                           Burlington
                                    NEW JERSEY
IDAHO                               East Brunswick                 VIRGINIA
Boise (2)                                                          Alexandria/Arlington
                                    NEW MEXICO                     Fairfax County
                                    Hobbs                          Hampton
                                                                   Richmond
                                                                   Virginia Beach

SURFACE DOCTOR FRANCHISE AGREEMENT

           The Company's Surface Doctor franchise agreement grants the franchisee a nonexclusive geographical territory for a ten-year period, subject to termination by the Company upon the occurrence of certain event, including insolvency of franchisee, and breach of the franchise agreement by the franchisee. The franchisee has the right to terminate the franchise agreement upon 60 days' prior notice. The franchise agreement permits successive renewal terms following expiration of the initial term if the franchisee is in compliance with the terms of the agreement.

COMPANY-OWNED SURFACE DOCTOR OPERATIONS

           The Company acquired Surface Doctor effective July 1, 1996. Company-owned Surface Doctor operations generated revenues of $45,042 and $84,427 for the fiscal years ended October 31, 1997 and October 31, 1996, respectively. The Atlanta, Georgia operation was sold in January 1997, producing a gain on the sale of approximately $38,000.

SURFACE DOCTOR MARKET AND GROWTH STRATEGY

           The Company expects that future growth of Surface Doctor operations will be derived from sale of additional franchises, increased product sales to franchisees, and introduction of new products and services. The sale of new franchises has the potential to generate franchise fees as well as increase revenues attributable to product sales, royalties and service fees. Unlike the Company's Hygiene operations, which have already achieved substantial market coverage in the United States, the Company believes that substantial growth opportunities continue to exist for Surface Doctor in the United States. Although there are in excess of 100 Surface Doctor franchises in the United States, such franchises are granted on a nonexclusive basis with a population requirement of just 100,000 people per franchise. As a result, the Company expects that the number of Surface Doctor franchises in the United States will exceed both Hygiene and Swisher Maids franchises. The Company also believes that a demand exists for Surface Doctor franchises in foreign countries, and has as of October 31, 1997 a total of 9 franchises and master license agreements located in Canada, Brazil and Singapore/Indonesia/Malaysia. The Company markets Surface Doctor franchises directly through sales personnel located at the Company's headquarters, and through advertisements placed in magazines and other business publications. The Company also places newspaper advertisements in select markets which are targeted by the Company for expansion.

PEST CONTROL

           The Company acquired Carolina Termite and Pest Control in September 1997. The Company-owned operation, located in Monroe, North Carolina, produced approximately $171,000 in revenues and operating income of $2,000 in the two months owned in the 1997 fiscal year.

           Subsequent to the acquisition and prior to year end, the Company entered into four pest control franchise agreements, all of which are located in North Carolina.

           The Company plans to increase the number of both franchises and Company-owned operations. Future growth in franchises is expected from conversions of existing pest control businesses to the Swisher franchise system and through start up businesses with qualified candidates.

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

           The Company intends to file all required renewal applications and to take other steps reasonably necessary to maintain the integrity of its services marks, trade names and other proprietary names and marks against unauthorized use. Failure to defend and protect such service marks and other proprietary names and marks could adversely affect the Company's sales of franchises and continuing operations. The Company knows of no current infringing uses.

COMPETITION

           The Company believes that the markets for its Hygiene, Maids and Surface Doctor services are highly fragmented. The barriers to entry in each market are low and, accordingly, competition is intense. The vast majority of the Company's Hygiene competitors are small, locally-owned janitorial or hygiene service firms, as well as a number of regional hygiene competitors based in Florida, Texas and Missouri, while Maid Service competitors consist generally of local independent operators and a small number of national or regional companies, including franchise operators. Surface Doctor competitors consist primarily of providers of traditional remodeling services, as well as small operators who offer certain of the refinishing services which are provided by Surface Doctor franchises. Pest Control competitors consist of both national organizations and individually-owned local operations.

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

           Although the Company is not aware of any pending franchise legislation which is likely to affect its operations, there can be no assurance that future franchise legislation will not impose additional requirements or expenses on the Company's business. The Company believes that as of October 31, 1997, its operations are in compliance with the FTC Rule and state franchise laws. However, as of the date of the filing of this report, the Company is not in compliance with the FTC Rule due to the late filings of reports with the Securities and Exchange Commission.

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

EMPLOYEES

           The Company employed approximately 127 persons at June 1, 1998. Approximately 78 persons are employed in the Company's franchise operations, and approximately 49 persons are employed in the Company-owned Hygiene and Swisher Maids operations. The Company's employees are not covered by any collective bargaining agreements. Management believes that its relations with employees are satisfactory.

ITEM 2. PROPERTIES

           The Company maintains its administrative facilities at 6849 Fairview Road, Charlotte, North Carolina 28210. These facilities consist of approximately 13,000 square feet of office space which is leased from a partnership which is beneficially owned 100% by Mr. Swisher. The Company has occupied the premises since February 1993. The Company's lease extends through March 2000 and requires rental payments of $10,134 per month during the term of the lease, subject to increase in accordance with the rate of increase of the Consumer Price Index.

ITEM 3. LEGAL PROCEEDINGS

           As of October 31, 1997, the Company is not a party to any legal proceeding and is not aware of any pending or threatened legal proceeding which could reasonably be expected to have a material adverse effect upon the Company's business, operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the three months ended October 31, 1997.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock and public warrants were quoted on the Nasdaq National Market under the symbol "SWSH" and "SWSHW," respectively, until May 11, 1998, at which time Nasdaq delisted the Company's stock due to (i) the Company's delinquent filings with respect to Form 10-KSB for the fiscal year ended October 31, 1997 and the Form 10-QSB for the quarter ended January 31, 1998, and (ii) the failure of the Company to satisfy the filing requirement set forth in NASD Marketplace Rule 4310(c)(14). The Company's Common Stock and public warrants are not listed or quoted on any exchange or quotation system. The Company's securities, however, may be traded on certain proprietary trading systems operated by various broker-dealers. The Company is in the process of bringing its filings current and working toward relisting on Nasdaq or an exchange. See "Management's Discussion and Analysis of Results of Operations - Additional Factors to Consider." The following table sets forth the range of high and low closing bid prices, as reported by the Nasdaq National Market during the past two fiscal years. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                                                                          HIGH                    LOW
                                                                                          -----                  -----
              1996 FISCAL YEAR
                 First quarter...............................................             $4.88                  $3.00
                 Second quarter..............................................              5.00                   3.13
                 Third quarter...............................................              7.00                   4.00
                 Fourth quarter..............................................              5.75                   4.50

              1997 FISCAL YEAR
                 First quarter...............................................              4.88                   9.13
                 Second quarter..............................................              7.13                  13.00
                 Third quarter...............................................              6.25                  12.68
                 Fourth quarter..............................................              7.13                   9.68


           Neither the Company's Common Stock nor its public warrants have been listed or quoted on any exchange or quotation system since May 11, 1998. The last sale price of a share of Common Stock as reported by the Nasdaq National Market on May 10, 1998 was $5.75.

           As of June 1, 1998, there were approximately 102 record owners of the Company's Common Stock.

           The Company's Common Stock historically has experienced significant price fluctuations. Any purchase or sale of a significant number of shares during a relatively short time period may have significantly affected the bid and asked quotations for the Common Stock. Other factors that may cause the market price of the Common Stock to fluctuate include quarterly fluctuations in results of operations, announcements of new services or products by the Company, market conditions specific to the Company's industry and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may adversely affect the price of the Common Stock.

Dividends

           The Company has never paid any cash dividends on its Common Stock. It is the current policy of the Company not to pay cash dividends on the Common Stock. Any payment of cash dividends in the future will be dependent upon 11 the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors deems relevant. The loan agreement between the Company and its bank prohibits the payment of dividends without the bank's prior written consent.

Recent Sales of Unregistered Securities

           The Research Works, Inc. exercised a warrant to purchase 40,000 Swisher restricted shares of common stock on October 27, 1997. The warrants were exercised at a rate of $2.875 per share or a total of $115,000. A one year holding period applied to the shares unless registered sooner with the United
States Securities and Exchange Commission. The shares remain restricted and have not yet been registered.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND SELECTED FINANCIAL DATA APPEARING ELSEWHERE IN THIS ANNUAL REPORT.

           The Company operates in four principal business divisions: Hygiene, Swisher Maids, Surface Doctor, and Swisher Pest Control. Each division operates primarily through franchises which generate franchise sales and annuity revenues (i.e., services fees, product sales, royalties and marketing fees). Three of the divisions also conduct certain Company-owned operations and all of the divisions, on occasion, may repurchase and operate franchises until the franchise can be resold.

           Initially, the Company derived its revenues exclusively from Company-owned Hygiene operations. During fiscal 1990, the Company began selling its 18 majority-owned Hygiene subsidiaries as franchises in their existing markets and began selling other franchises in new markets. This repositioning of the Company was a direct result of management's determination in late 1989 that an opportunity existed to accelerate the Company's penetration of the hygiene market and increase its profitability through a program of selling franchises. At the end of fiscal 1993, the Company had substantially completed its repositioning to a franchise business having sold as franchises all of its majority-owned subsidiaries. As of October 31, 1997, the Company maintains Company-owned Hygiene operations servicing portions of Florida and Oklahoma.

           As part of its strategy for expanding franchise operations, realizing certain efficiencies and economies of scale, and improving profitability, the Company began expansion into other business markets and into other geographic markets. In February 1994, the Company's wholly-owned Swisher Maids subsidiary began operating in Charlotte, North Carolina in preparation for initiating the Swisher Maid franchise marketing program. In October 1994, the company sold its first Swisher Maids franchises. In July 1996, the Company acquired Surface Doctor, which then had 92 domestic and 9 Canadian franchises in operation. In September 1997, the Company commenced operations of Swisher Pest Control. As part of its geographic expansion, the Company began offering Hygiene and Surface Doctor master licenses in certain foreign markets in 1996.

           Management's decision to reposition the Company as a franchisor and to operate in several markets has resulted in substantial decreases in Company-owned operations, but substantial increases in revenues from franchise operations. Revenues from franchise operations have increased consistently from $1,412,000 in fiscal 1991 to $11,573,000 in fiscal 1997. One component of franchise revenues is annuity revenues, consisting of product sales, royalties and marketing fees paid by franchisees, which represented approximately 71% and 63% of the Company's revenues in fiscal 1997 and 1996, respectively. The Company's profitability will continue to be largely dependent upon annuity revenues.

           The other component of franchise revenues is franchise sales. Initial franchise fees have accounted for 10% and 7% of the Company's revenues in fiscal 1997 and 1996, respectively. From April 1993 to October 1997 the total number of Swisher Hygiene franchises grew from 46 to 105. Since the Company acquired Surface Doctor in July 1996, the Surface Doctor domestic franchises increased from 92 to 96 and international franchises remained at 9. Swisher Maids franchises decreased from 19 in 1995 to 7 in 1997 due to the consolidation of certain franchise markets. The Company completed its acquisition of Swisher Pest Control in September 1997 and added 4 franchises before year-end.

           Assets held for sale consist of assets purchased by the Company from certain franchisees who failed to comply with the terms of their franchise agreements. The Company sold 2 franchises during fiscal 1997 which had been acquired from certain franchisees and as of October 31, 1997 holds 4 franchises for sale. The Company intends to sell such assets as soon as possible. Notes receivable primarily consist of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the franchises' assets and, in some cases, are personally guaranteed by the franchisees. Notes receivable, net of imputed discounts and allowances, were $3,743,000 and $2,900,000 as of October 31, 1997 and 1996, respectively. Goodwill includes the excess of acquisition costs over fair value of the net assets acquired in the Surface Doctor and Carolina Termite and Pest Control transactions, each of which is being amortized over a 20 year period.

           The following table sets forth the percentage of total revenues of certain items included in the Company's statement of operations for the periods indicated.


                                                                        YEAR ENDED OCTOBER
                                                                  -------------------------------
                                                                  1997                       1996
                                                                 -----                      -----
Revenues:
  Product sales                                                   40.4%                      31.1%
  Service fees                                                    13.8%                      15.7%
  Royalties                                                       16.0%                      15.4%
  Marketing fees                                                   0.6%                       0.4%
  Initial franchise fees - hygiene                                 6.9%                       4.0%
  Initial franchise fees - maids                                    --                       (0.4)%
  Initial franchise fees - Surface Doctor                          2.6%                       3.3%
  Initial franchise fees - pest control                            0.7%                        --
  Company-owned hygiene operations                                 5.1%                      15.8%
  Company-owned maids operations                                   6.1%                       8.1%
  Company-owned Surface Doctor operations                          0.3%                       0.8%
  Company - owned pest control operations                          1.3%                        --
  Interest income                                                  2.1%                       2.7%
  Sale of customer lists                                            --                         --
  Gain on sale of Company-owned hygiene
    operations                                                     3.7%                       2.7%
  Other income                                                     0.4%                       0.4%
                                                                 -----                      -----

    Total Revenues                                               100.0%                     100.0%
Expenses:
  Selling, general and administrative expenses                    46.8%                      45.6%
  Cost of product sales                                           32.1%                      29.0%
  Company-owned hygiene operations                                 4.4%                      13.5%
  Company-owned maids operations                                   6.1%                       9.4%
  Company-owned Surface Doctor operations                          1.1%                       1.1%
  Company-owned pest control operations                            1.3%                        --
  Interest expense                                                 1.6%                       2.2%
                                                                 -----                      -----

    Total Expenses                                                93.4%                     100.8%


RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED OCTOBER 31, 1997 ("1997 FISCAL YEAR") AND OCTOBER 31, 1996 ("1996 FISCAL YEAR").

           Total revenues increased by approximately 25% to $13,276,000 in the 1997 fiscal year from $10,587,000 in the 1996 fiscal year. The increase in revenues was due primarily to an increase in the Company's franchise annuity revenues (consisting of product sales, service fees, royalties and marketing fees), which totaled $9,399,000 in the 1997 fiscal year as compared to $6,621,000 in the 1996 fiscal year. Revenue from Company-owned hygiene, Surface Doctor, pest control, and maids operations totaled $1,703,000 and $2,613,000 during the 1997 and 1996 fiscal year, respectively. The decrease in revenues from Company-owned operations resulted primarily from the sale of the Houston Hygiene franchise in the third Quarter of 1996 and the sale of the Charlotte operation in the third Quarter of 1997. The sales of the Charlotte and Houston Hygiene franchises are the main components of the gain on sale of Company-owned hygiene operations, respectively for the 1997 and 1996 fiscal years. Completion of initial hygiene franchise fees increased from $424,000 in the 1996 fiscal year to $911,000 in the 1997 fiscal year.

           Total expenses increased by approximately 16% from $10,675,000 in the 1996 fiscal year to $12,406,000 in the 1997 fiscal year. Selling, general and administrative expenses increased by approximately 29% from $4,823,000 in the 1996 fiscal year to $6,220,000 in the 1997 fiscal year.

           Income before taxes increased from a loss of ($88,000) in the 1996 fiscal year to $871,000 in the 1997 fiscal year. The income before taxes in 1997 was generated primarily from total Hygiene operations (approximately $1,449,000) partially offset by total Surface Doctor operations (an operating loss of approximately $539,000). The Company's income tax expense increased from $66,000 in the 1996 fiscal year to $339,000 in the 1997 fiscal year, resulting in net income increasing from a loss of $(155,000) in the 1996 fiscal year to $532,000 in the 1997 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has historically financed its growth through cash from operations. In addition, the Company used the proceeds of a public offering completed in April 1993 to finance the expansion of its franchise system.

           During the 1997 Fiscal Year, net cash used by operations was approximately $560,000. Following the purchase of Carolina Termite and Pest Control, net cash used by investing activities was approximately $1,759,000. Cash provided by financing activities was $1,173,000, primarily due to $1,233,000 of proceeds from increases in long-term debt.

           Working capital decreased to $1,007,000 at October 31, 1997 from working capital of $1,418,000 at October 31, 1996. Increases of $789,000 in accounts payable, and $412,000 of borrowings from the Company's line of credit, along with a decrease of $1,147,000 in cash and cash equivalents, were partially offset by increases of $1,440,000 in accounts receivable, $400,000 in current notes receivable, and $316,000 in current related party receivables.

           At October 31, 1997, other assets consisted principally of notes receivable in the amount of $2,728,000, goodwill, net of accumulated amortization, of $1,167,000, and covenants not to compete, net of accumulated amortization, of $599,000. Notes receivable are comprised of notes executed by franchisees in payment of initial franchise fees which are due beyond the ensuing year, goodwill relates to the purchases of Surface Doctor and Carolina Termite and Pest Control (CTPC), while the covenants not to compete arose from the purchase of CTPC.

           The Company's total current liabilities were $4,682,000 at October 31, 1997, an increase of $1,286,000 over total current liabilities of $3,396,000 at October 31, 1996. Long-term debt was $1,477,000 at October 31, 1997, an increase of $618,000 over long-term debt of $859,000 at October 31, 1996, due to a $995,000 increase following the purchase of CTPC, including a covenant not to compete, and a $220,000 capital lease. The increases were partially offset by a decrease of $368,000 in note payable to a finance company.

           The Company's material commitments at October 31, 1997 consisted primarily of office facility, equipment and vehicle leases in varying amounts through 2002.

INFLATION

           The Company does not believe that inflation will have a material impact on the Company's future operations.

ADDITIONAL FACTS TO CONSIDER

           FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's Hygiene, Swisher Maids, Pest Control and Surface Doctor franchise programs, (ii) the introduction of new products to be sold to franchisees, (iii) the continued successful operation of franchised businesses by Hygiene, Surface Doctor, Pest Control and Swisher Maids franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees in the payment of initial franchise fees, (iv) the Company's ability to re-sell certain Hygiene businesses which have been repurchased from franchisees and (v) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward- looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene, Swisher Maids, Pest Control and Surface Doctor franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

           DEPENDENCE ON PERFORMANCE OF FRANCHISEES. The Company derived approximately 71% and 63% of its revenues in the 1997 and 1996 fiscal years, respectively, from annuity revenues. Annuity revenues consist of product sales, royalties and marketing fees paid by franchisees. Royalties and marketing fees are generally calculated based on a percentage of gross revenues or sales generated by the franchisee. Although franchisees generate a portion of their gross revenues from national accounts secured by the Company, the generation of a majority of gross revenues is directly dependent upon the franchisee's own marketing efforts. While the Company's franchise support and marketing services are intended to maximize the marketing results obtained by the franchisee, there is no assurance that marketing undertaken by franchisees will be successful or result in any increase in gross revenues. The Company's profitability will be largely dependent upon revenues from product sales to franchisees and revenues from royalties, marketing fees and service fees for the foreseeable future.

           RELIANCE ON FRANCHISE SALES. During the fiscal years ended October 31, 1997 and 1996, initial franchise fees charged to franchisees accounted for approximately 10% and 7%, respectively, of the Company's revenues. As the number of Company franchises and resulting annuity revenues have increased, the Company's dependence on new franchise sales has declined. However, the Company's future revenue growth will continue to depend, in part, upon sales of new franchises. The Company's ability to sell franchises is impacted by a number of factors including, among others, availability of qualified franchise candidates located within specific geographic markets, competition and general economic conditions. The Company is currently not in compliance with the FTC Rule on franchise sales due to outstanding reports required to be filed with the SEC, which affects the Company's ability to sell certain United States franchisees. Following the filing of these outstanding documents with the SEC, the Company expects the return of eligibility to sell domestic franchises. In order to expand its geographic markets, the Company has recently established international marketing programs for its Hygiene and Surface Doctor franchises. However, there can be no assurance the Company will continue to sell franchises at historical levels. A decline in franchise sales may have an adverse impact on the Company's operations.

           RISK OF FINANCING FRANCHISE FEES. The Company may finance a portion of the initial franchise fee payable in connection with the purchase of a franchise. The Company attempts to qualify each franchisee to whom financing may be provided, and generally receives a security interest in the franchise rights, equipment, accounts receivable and inventory of the franchise to secure the amount financed. For so long as the Company continues to finance new franchise sales, the Company will be exposed to a risk of defaults or delinquencies in payments. A significant rate of defaults or delinquencies on notes receivable would likely have a material adverse effect on the Company's operating results and financial condition.

           RISK OF FRANCHISE TERMINATION. Should a franchisee fail to comply with the terms of its franchise agreement, the Company would generally remarket the franchise on behalf of the franchisee. The Company might also acquire and operate the franchise during the period of time in which it is being remarketed. As of October 31, 1997, the Company owns and operates a total of four franchises which were acquired from certain franchisees. The Company is subject to a number of risks and competitive factors with respect to Company-owned franchises, and there can be no assurance the Company will be successful in operating or remarketing franchises. The Company has commenced arbitration proceedings in Atlanta, Georgia against two Surface Doctor franchisees for alleged breaches of their franchise agreements. Although the Company intends to vigorously pursue its rights and to defend against any counterclaims, there can be no assurance that disputes with franchisees will not have an adverse affect on the Company's financial condition or operating results.

           FUTURE CAPITAL REQUIREMENTS. At October 31, 1997, the Company had current assets of approximately $5.7 million and current liabilities of approximately $4.7 million. However, approximately $4.5 million of the Company's current assets consisted of net accounts receivable and current notes receivable. Also at October 31, 1997, the Company had other assets of approximately $5.5 million, consisting primarily of long-term notes receivable and intangible assets. The inability to timely collect accounts and notes receivable could have an adverse affect on the Company's ability to fund its future operations. The inability to collect long-term notes receivable or to realize the value attributed to intangible assets could also have an adverse affect on the Company's future liquidity and financial condition. There can be no assurance that the Company will be able to raise any additional capital which might be required, or that the terms on which such capital are available will be acceptable to the Company.

           ACQUISITION STRATEGY. The Company completed the acquisition of Carolina Termite and Pest Control ("CTPC") on September 1, 1997 as part of the Company's strategy for expanding its operations, realizing certain efficiencies and economies of scale, and improving the Company's profitability. Acquisitions typically require investment of operational and financial resources, integration of dissimilar operations, assimilation of new employees, diversion of management time and resources, increases in administrative costs, and additional costs associated with debt or equity financing. There can be no assurance that the acquisition of CTPC or any future acquisition by the Company will not have an adverse effect on the Company's results of operations or result in dilution to the existing shareholders.

           PRICE FLUCTUATIONS. The public market for the Company's Common Stock has experienced significant price fluctuations. Factors such as fluctuations in results of operations, conditions specific to the Company's markets, and conditions in securities markets in general, may cause the market price of the Company's securities to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies. Factors such as those cited above, as well as other factors which may be unrelated to the operating performance of the Company, may adversely affect the price of the Company's securities in future periods.

           KEY EMPLOYEE. The Company's success depends to a significant extent upon the continued efforts of Patrick L. Swisher, its President and Chief Executive Officer. The Company maintains a key-man life insurance policy of $500,000 on the life of Mr. Swisher. The loss of the services of Mr. Swisher could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel to manage the future growth of the Company.

           COMPETITION. The sale of franchise businesses is highly competitive. In marketing its franchises, the Company must compete with a rapidly growing number of large, well-capitalized organizations which sell franchises on a regional or national basis. Many of these firms have significantly greater financial, marketing and personnel resources than the Company. There is no assurance the Company will continue to compete successfully for qualified franchise candidates.

           NO DIVIDENDS ANTICIPATED. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company intends to retain profits to fund growth and expansion. The Company's bank loan agreement prohibits the payment of dividends without the bank's prior consent.

           DELISTING OF SECURITIES FROM NASDAQ SMALL CAP MARKET. On May 11, 1998, the Company's securities were delisted from the Nasdaq National Market for
(i) the Company's delinquent filing of its Form 10-KSB for the fiscal year ended October 31, 1997 and the Form 10-QSB for the quarter ended January 31, 1998, and
(ii) the Company's failure to satisfy the filing requirement set forth in NASD Marketplace Rule 4310 (c)(14). The delisting could materially adversely affect the trading market for the Common Stock and/or the Public Warrants. Thus, as of that date the Company's securities were not listed or quoted on any exchange or quotation system. The Company's securities, however, may be traded on certain proprietary trading systems operated by various broker-dealers.

           The Company has filed a request with the NASD Review Counsel to review the Hearing Panel's decision to delist its securities. If the Review Counsel does not reverse the Hearing Panel's decision to delist the Company, then in order to be relisted on the Nasdaq National Market, it will be necessary for the Company to re-apply for initial listing once it determines that it can meet the initial listing requirements. The initial listing criteria for the Nasdaq National Market, insofar as they would be applicable to the Company, require, generally, net tangible assets of $6,000,000, pretax income (in the latest fiscal year or 2 of the last 3 fiscal years) of $1,000,000, a public float of 1,100,000 shares, a market value of the public float of not less than $8,000,000, and a minimum bid price of $5.00. Once a company is accepted for relisting on the Nasdaq National Market, it will be required to maintain, among other requirements, net tangible assets of $4,000,000, a public float of 750,000 shares, a market value of the public float of not less than $5,000,000, and a minimum bid price of $1.00. At the date of the filing of this report, the Company would not qualify for initial listing on the Nasdaq National Market.

           The Company is not certain when it will be able to meet the initial listing requirements for the Nasdaq National Market. Although the Company is considering possible alternatives for meeting the asset requirements, there is no assurance that the Company will be successful in meeting the requirements for relisting on the Nasdaq National Market.

           If the Company cannot meet the criteria for initial listing on the Nasdaq National Market, then the Company may decide to apply for listing on the Nasdaq SmallCap Market or on another exchange. The initial listing criteria for the Nasdaq SmallCap Market, insofar as they would be applicable to the Company, require, generally, net tangible assets of $4,000,000, a public float of 1,000,000 shares, a market value of the public float of not less than $5,000,000, and a minimum bid price of $4.00. Once a company is accepted for listing on the Nasdaq SmallCap Market, it will be required to maintain, among other requirements, net tangible assets of $2,000,000, a public float of 500,000 shares, a market value of the public float of not less than $1,000,000, and a minimum bid price of $1.00.

           The Company is also considering whether to, simultaneously with its appeal of the Hearing Panel's decision, apply for initial listing with one of the aforementioned markets. If the Company does apply for such a listing, there can be no assurance when, if at all, the Company may be successful in being listed by such an exchange or market.

           PENNY STOCK REGULATION. If the Company's Common Stock has a trading price less than $5.00 per share, trading in the Common Stock will also subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also require additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission (the "Commission"), any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of investors to sell their securities in the secondary market.

           POSSIBLE ADVERSE IMPACT ON MARKET OF WARRANT EXERCISE. In the event of the exercise of a substantial number of Public Warrants within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of Common Stock of the Company in the trading market could substantially affect the market price of the Common Stock.

           POSSIBLE ADVERSE IMPACT OF UNDERWRITERS' WARRANT; REGISTRATION RIGHTS FOR UNDERWRITERS' WARRANT AND PUBLIC WARRANTS. In connection with the initial public offering, the Company sold to the Underwriters, for consideration of $100, a non-redeemable Underwriters' Warrant exercisable for 76,000 units of the Company's securities at $7.20 per unit. Each unit consists of one share of Common Stock and one warrant. Two warrants entitle the holder to purchase one share of Common Stock at $7.80 per share. The Underwriters' Warrant is exercisable until April 21, 1998. The holders of the Underwriters' Warrant have the opportunity to profit from a rise in the market price of the Securities, if any, without assuming the risk of ownership. The Company may find it more difficult to raise additional equity capital if it should be needed for the business of the Company while the Underwriters' Warrant is outstanding. At any time when the holders thereof might be expected to exercise them, the Company would probably be able to obtain additional capital on terms more favorable than those provided by the Underwriters' Warrant.

           The Underwriters and holders of the Public Warrants have certain registration rights with respect to the Common Stock issuable upon exercise of the Underwriters' Warrant (and the Public Warrants issuable thereunder). Any future exercise of these registration rights may cause the Company to incur substantial expense and could impair the Company's ability to raise capital through the public sale of its securities.

           LIMITATIONS ON LIABILITY OF DIRECTORS AND OFFICERS. The Company's Articles of Incorporation, as amended, include provisions to eliminate, to the full extent permitted by Nevada General Corporation Law as in effect from time to time, the personal liability of directors of the Company for damages arising from a breach of their fiduciary duties as directors. The Company's Articles of Incorporation also include provisions to the effect that the Company shall indemnify any director or officer to the maximum extent that such indemnification is permitted by the law of the State of Nevada, as it may from time to time be in effect, or by public policy. However, insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the Securities and Exchange Commission (the "SEC"), such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

           POSSIBLE DILUTIVE EFFECT OF OPTIONS AND WARRANTS AND ADVERSE EFFECT ON MARKET PRICE. No assurance can be given as to the effect, if any, that future sales of Common Stock, or the availability of shares of Common Stock for future sales, will have on the market price of the Common Stock from time to time. Sales of substantial amounts of Common Stock (including shares issued upon the exercise of warrants or stock options), or the possibility that such sales could occur, could adversely affect the market price of the Common Stock and could also impair the Company's ability to raise capital through an offering of its equity securities in the future. As of June 1, 1998, there are outstanding options for 309,235 shares of Common Stock and warrants for 105,000 shares of Common Stock, exercisable at prices ranging from $2.25 to $8.13 per share (except for an Underwriters' warrant for 76,000 shares of Common Stock and 836,000 Public Warrants, exercisable for $7.20 per share and $7.80 per each two Public Warrants). The issuance of any additional shares by the Company in the future may result in a reduction of the book value or market price of the then outstanding Common Stock. For the life of the warrants and options, the holders thereof are given the opportunity to profit from a rise in the market price of the Common Stock. Any rise in the market price of the Common Stock may encourage the holders to exercise such warrants or options, which may result in a dilution of the interests of other stockholders. As a result, the Company may find it more difficult to raise additional equity capital if it should be needed for the business of the Company while such warrants and options are outstanding. [REVIEW WITH TOM]

           ANTI-TAKEOVER CONSIDERATIONS INCLUDING POSSIBILITY OF FUTURE ISSUANCE OF PREFERRED STOCK. The Company's articles of incorporation, as amended authorizes the Board of Directors to issue up to 1,500,000 shares of preferred stock in one or more series, having terms fixed by the Board of Directors without shareholder vote, including voting, dividend or liquidation rights that could be greater than or senior to the rights of holders of Common Stock. The rights of holders of Common Stock will be subject to, and may be materially adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company's articles of incorporation, as amended, also do not opt out of the "control shares" statute set forth in Sections 78.378 through 78.3793 of the General Corporation Law of Nevada which limits the acquisition of a "controlling interest" in the corporation. This statute is designed to prevent an "acquiring person" from gaining voting control of the corporation without the approval of the corporation's stockholders. It provides that an acquiring person obtains only such voting rights in the control shares as are conferred by a resolution of a 200 or more stockholders, at least 100 of whom are stockholders of record and residents of Nevada. The Company is also subject to the provisions of Sections
78.411 through 78.444 of the General Corporation Law of Nevada. In general, this statute prohibits a publicly held Nevada corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. An "interested stockholder" is a person who, directly or indirectly, owns (or within the prior three years did own) 10% or more of the corporation's voting stock. The Board's authority to issue preferred stock and the provisions of Sections 78.378 through 78.3793 and Sections 78.411 through
78.444 could impede any merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, and any such impediment could serve to entrench management and may not be in the best interests of the Company's shareholders.

           YEAR 2000 COMPLIANCE. Many existing computer systems and applications, and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its computer systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems, customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company is in the process of upgrading its software to address the year 2000 issue. The Company estimates that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's consolidated financial statements are included on pages F-1 to F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           McGladrey & Pullen, LLP (""Former Auditor"") was the principal accountant for the Company from December 3, 1996 to February 20, 1998. On February 20, 1998, the Former Auditor unexpectedly resigned as the Company's auditors prior to completion of the audit for the fiscal year ended October 31, 1997, identifying seven areas of concern in their letter of resignation. At that time, the Former Auditor also withdrew its auditor's report dated January 30, 1997 on the financial statements for the fiscal year ended October 31, 1996. The Former Auditor advised the Company that its decision to resign and withdraw was the result of (i) its conclusion that it was no longer able to rely on management's representations, and (ii) the existence of significant unresolved accounting matters relating to the Company's financial statements as of and for the years ended October 31, 1997 and 1996. The Former Auditor agreed with the Company to delay the withdrawal of its report on the Company's 1996 financial statements until March 9, 1998 so that the Company could perform a thorough and independent investigation of the concerns raised by the Former Auditor. However, On March 11, 1998 the Former Auditor withdrew its report on the 1996 financial statements after being informed by the Company on or about that date that the special investigation would be completed in an additional two to three weeks.

           The seven areas of concern identified by the Former Auditor (and the Company's comments thereon, contained in the parentheticals at the end of individual paragraphs) are:

           1. management's representations concerning the timing of the Company's consummation of the sale of a franchise in Ireland;

           2. the Company's failure to disclose certain option and warrant agreements executed by management during 1996, and the resulting failure to account for them in the Company's financial statement;

           3. management's representations concerning the sale of a Houston franchise by the Company in third quarter 1996, resulting in recordation of a gain of $284,017, specifically the failure to disclose the related party nature of this transaction and the existence of a management agreement which the Former Auditor believes indicates the Company retained control of the franchise in a way that prevented recognition of the sale in third quarter 1996;

           4. pendency of a question concerning the proper audit treatment of a transaction similar to that described in Item 3, above, regarding sale by the Company of a franchise in Charlotte in third quarter 1997, recorded as a $381,000 gain in the Company's 1997 third quarter Form 10-Q but not therein identified as a related party transaction;

           5. failure of certain management employees to pay the Company, during fiscal year 1997, $138,000 in personal expenses recorded by the Company as receivables in 1996 and represented by management as to be repaid in 1997 but not so repaid (these amounts were subsequently repaid) and certain concerns about intervening explanations by the Company of the need for and nature of the repayment which would or should be made;

           6. a question as to whether Swisher management misrepresented that no other side agreements existed concerning its receivable from Professional Carpet Systems, Inc. (PCS) which would affect recognition of that receivable at October 31, 1996, given that there is now litigation between the Company and PCS which involves a PCS claim to entitlement to $80,000 in consulting fees under a February 10, 1997 agreement with a principal in PCS which, if valid, could mean that Swisher potentially overstated its receivable; and

           7. Representations by Swisher management regarding a note receivable and repurchased franchise assets being held for resale in connection with the Mobile franchise and the Scottsdale franchise, respectively, as to which the representations made in connection with the 1996 audit proved to be in error during 1997, resulting in writing off a $45,000 note as uncollectible and a reduction in carrying value of a franchise by $53,000.

           Further, in addition to the foregoing seven areas of concern, discussions were ongoing regarding concerns of the Former Auditor regarding ". .
 .timing of revenue recognition and the need for additional accounting reserves to adequately address the realization of accounts receivable, notes receivable relating to previously recorded franchise sale revenues, and the value of assets held for resale." The audit work in these matters had not been completed at the time of the Former Auditor's resignation; however they believed it likely they would have issued a modified opinion if such matters were not ultimately resolved to their satisfaction.

           Prior to submitting its resignation on February 20, 1998, the Former Auditor met with an officer and a director of the Company on February 17, 1998 to review the matters later summarized in the Former Auditor's February 20, 1998 letter.

           In order to address the issues of concern to the Former Auditor and respond accordingly, the Company took the following actions: (a) retained new auditors and authorized the Former Auditor to respond fully to inquiries of the successor accountant concerning each disagreement and event; (b) appointed a three-member special committee comprised of individuals not involved in the issues of concern to the Former Auditor to oversee an independent internal investigation of such issues, which committee was comprised of company General Counsel James A. Marshall and two outside individuals; and (c) retained the law firm of Swidler & Berlin, Chartered, to conduct the independent internal investigation under the direction of the independent special committee. The committee will recommend appropriate responses to the foregoing matters, including any corporate governance and/or structural changes, which may be advisable in light of the issued raised by the Former Auditor.

           On March 16, 1998, the Company engaged the accounting firm of Scharf Pera & Co. (the "New Auditor"), Charlotte, North Carolina, as its new auditors. During the Company's two most recent fiscal years ended October 31, 1997 and during the interim period subsequent thereto until March 16, 1998, the Company had not consulted with the New Auditor with respect to the application of accounting principles to any specified transactions or the specific type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was given to the Company, other than a general discussion of proposed services and anticipated fees. The Company did not consult with the New Auditor with respect to the subject of the disagreement with the Former Auditor and the New Auditor has not provided the Company with letters in response to those from the Former Auditor and the Company attached as exhibits to this Report.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth information as of June 1, 1998 regarding the directors and executive officers of the Company:


                                                                                                                DIRECTOR
                      NAME                            AGE                   POSITION                              SINCE
---------------------------------------------------   ---      ---------------------------------------          --------

Patrick L. Swisher(1)                                 43       President, Chief Executive Officer and
                                                               Director                                            1986

W. Tom Reeder, III                                    45       Vice President and Director                         1988

Bruce Mullan                                          45       Vice President of Sales

Amy K. Simpson                                        42       Secretary

George K. Moore(1)                                    65       Director                                            1993

-------------------
(1)   Member of Compensation Committee and Audit Committee.


           PATRICK L. SWISHER has been Chief Executive Officer, President and a director of the Company since October 1986. From July 1983 through October 1986, Mr. Swisher also served as Chief Executive Officer and a director of Swisher Services, Inc., which merged into Swisher International, Inc. in October 1986. In 1980, Mr. Swisher co-founded PSTV Corporation, a private cable television company, and he served as President of its construction division until 1983. From 1977 to 1980, Mr. Swisher was an owner and co-founder of Whispers Corporation, which operated a restaurant located in Charlotte, North Carolina. Mr. Swisher received his Bachelor of Science degree from Appalachian State University in 1977.

           W. TOM REEDER, III has served as Vice President and a director of the Company since March 1988. From 1977 through 1988, Mr. Reeder was a manufacturer's representative for wholesale apparel in Charlotte, North Carolina. Mr. Reeder received his Bachelor of Science degree from Western Carolina University in 1975.

           BRUCE MULLAN has been the Company's Vice President of Sales since January 1994. From May 1982 through January 1994, he was employed by US Safety Company in Kansas City, Missouri, and served as National Accounts Manager of that company from May 1989 until January 1994. Mr. Mullan received his Bachelor of Arts degree in Economics from Hampden-Sydney College in 1975.

           AMY K. SIMPSON has served as Secretary of the Company since November 1996,and has been Director of Franchise Administration since July 1991. From 1984 to 1991 she served as Vice President of Franchise Administration with Econo Lodges of America, Inc.

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

BOARD COMMITTEES

           The Board of Directors has delegated certain of its authority to a two-member Compensation Committee and a two-member Audit Committee. The Compensation Committee and Audit Committee are each currently composed of Patrick L. Swisher, an ex officio, nonvoting member of each committee and George
K. Moore. The Company intends to add an independent member to both the Compensation and Audit Committees during the 1998 fiscal year.

           The Compensation Committee held one meeting in fiscal year 1997. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Stock Option Plan.

           The Audit Committee held one meeting in fiscal year 1997. The function of the Audit Committee is to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

           In fiscal year 1997, the Board of Directors held seven formal meetings. All directors attended more than 75% of the aggregate of board and committee meetings held during fiscal year 1997.

ITEM 11.   EXECUTIVE COMPENSATION

           SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacity to the Company for the three fiscal years ended October 31, 1997, 1996 and 1995 of Patrick L. Swisher, the Company's Chief Executive Officer, W. Tom Reeder, III, Vice President and Bruce Mullan, Vice President of Sales (the "Named Officers"), the only executive officers whose total annual salary and bonus, or annual salary and other compensation, exceeded $100,000 for such fiscal years.


                                                                                          LONG-TERM
                                                                                       COMPENSATION AWARDS
                                                        ANNUAL COMPENSATION                 AWARDS
                                               -------------------------------------- ----------------------
                                                                                             OPTIONS              ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR     SALARY(1)     BONUS        OTHER           (SHARES)(#)         COMPENSATION(3)
---------------------------            ----     ---------   -------      -------           -----------        ---------------

Patrick L. Swisher                     1997     $198,198    $    --      $14,072(2)          77,600                $1,425
   President and Chief                 1996      198,198         --       14,072(2)          33,000                 1,846
   Executive Officer                   1995      198,052         --       14,072(2)              --                    --


W. Tom Reeder, III                     1997     $105,000    $    --      $ 5,909(2)          39,000                  $475
   Vice President and                  1996      105,000         --        5,909(2)          23,000                   525
   Secretary                           1995      104,791     10,000        4,757(2)              --                    --
                                                             12,000

Bruce Mullan                           1997     $126,038    $    --      $    --                 --                $1,322
   Vice President of Sales             1996      102,328         --           --              2,500                 1,334
                                       1995       65,000     52,500           --                 --                    --

---------------
(1) Includes amounts contributed to the Company's 401(k) plan by each of the Named Officers.
(2) Includes car lease payments for vehicles leased.
(3) Includes amounts contributed by the Company to a 401(k) plan. Excludes (i) aircraft lease payments made by the Company to Economy Air, Inc. and (ii) office lease payments paid to SSSW Enterprises or Fairview Family Limited Partnership by the Company. See "Item 13. Certain Relationships and Related Transactions."


           OPTION GRANTS TABLE. The following table sets forth information concerning grants of stock options to the Named Officers pursuant to the Company's stock option plans during the fiscal year ended October 31, 1997.


                                                    % OF TOTAL
                                                   OPTIONS GRANTED     EXERCISE OR
                                                   TO EMPLOYEES IN      BASE PRICE      EXPIRATION
              NAME              GRANTED (SHARES)     FISCAL YEAR         ($/SHARE)         DATE
------------------------------- ----------------   ---------------     -------------     ----------
Patrick L. Swisher                   77,600             67%               $5.50          11/05/2001
W. Tom Reeder, III                   39,000             33%               $5.00          11/05/2001


           FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE. No stock options were exercised by the Named Officers during the fiscal year ended October 31, 1997. The following table shows the stock option values for the Named Officers as of October 31, 1997:


                                           NUMBER OF SECURITIES UNDER-              VALUE OF UNEXERCISED IN-
                                            LYING UNEXERCISED OPTIONS                  THE-MONEY OPTIONS AT
                                              AT FISCAL YEAR-END(#)                   FISCAL YEAR-END($)(1)
                                        -----------------------------------    -----------------------------------
NAME                                    EXERCISABLE           UNEXERCISABLE    EXERCISABLE           UNEXERCISABLE
----------------------------------      -----------           -------------    -----------           -------------
Patrick L. Swisher                        25,200                 77,600          $101,430               $184,300
W. Tom Reeder, III                        44,167                 39,000          $196,414               $112,125
Bruce Mullan                               3,500                     --          $ 13,565                     --

--------------------
(1) The dollar values are calculated by determining the difference between $7.875 per share, the closing bid price of the Common Stock on October 31, 1997, and the exercise price of the options.


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

STOCK OPTION PLANS

           The Company adopted an Incentive Stock Option Plan in 1992 (the "Incentive Plan"). The Incentive Plan, as amended, covers an aggregate of 250,000 shares. The Plan, designed as an incentive for executive and other key employees, is administered by the Compensation Committee of the Board of Directors. The Incentive Plan provides that no option may be granted at an exercise price less than the fair market value of the Common Stock of the Company on the date of grant. Unless otherwise specified, the options expire up to ten years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. At October 31, 1997, 199,167 options had been granted and were outstanding pursuant to the Incentive Plan, of which 82,567 were exercisable.

           The Company also adopted a Non-Qualified Stock Option Plan in 1992 (the "Non-Qualified Plan"). The Non-Qualified Plan is also administered by the Compensation Committee of the Board of Directors and, as amended, covers a total of 400,000 shares. The Non-Qualified Plan provides that options may be granted at exercise prices not less than 85% of the fair market value of the Common Stock of the Company on the date of grant. The Compensation Committee is empowered to grant bonuses at the time of issuance of non-qualified stock options in an amount sufficient to cover the tax liability incurred by the recipient at the date of grant. At October 31, 1997, 110,067 options had been granted and were outstanding under the Non-Qualified Plan, of which 47,667 were exercisable.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors and greater than ten percent shareholders (collectively, "Reporting Persons") to file reports of ownership (Form 3) and changes in ownership (Form
4) with the SEC and NASDAQ. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from Reporting Persons that no Forms 5 were required, the Company believes that with respect to the fiscal year ended October 31, 1997, all the Reporting Persons complied with all applicable filing requirements except that a Form 3 and Form 4 were not filed by Armand Investment Corp., who formerly held over 10% of the Company's shares; and, a Form 3 was not filed by Providence LLC, a greater than 10% shareholder.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


           The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1998, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Each person has sole voting and sole investment power with respect to the shares shown except as noted.


                                                                              SHARES BENEFICIALLY OWNED
                                                                              -------------------------
                        NAME AND ADDRESS(1)                                    NUMBER           PERCENT
-----------------------------------------------------------------             --------          -------
Patrick L. Swisher(2)............................................              259,217            8.7%
W. Tom Reeder, III(3)............................................               88,167            3.0%
Bruce Mullan(4)..................................................                3,000            0.1%
Amy K. King......................................................                   --             --
George K. Moore(4)...............................................               85,067            2.8%
Providence LLC(5)................................................              259,000           12.2%
All Directors and Officers as a Group (five persons)(6)..........              435,451           14.6%

--------------------

(1) The address for Mr. Lunsford is 5182 Old Drive Highway, Forest Park, Georgia 30050. The address for Armand Investment Corporation is 4005 Tamiami Trail, Venice Florida. The address for all other persons listed is 6849 Fairview Road, Charlotte, North Carolina 28210.
(2) Includes 102,800 shares of Common Stock issuable upon exercise of currently exercisable options.
(3) Includes 83,167 shares of Common Stock issuable upon exercise of currently exercisable options.
(4) Consists solely of shares of Common Stock issuable upon exercise of currently exercisable options.
(5) Armand Investment Corporation acquired such shares from Patrick L. Swisher in connection with an estate planning program for Mr. Swisher. During 1997, Providence LLC assumed the obligation of the estate planning program in exchange for, inter alia, and the assignment of the shares of Common Stock from Armand Investment Corporation. Mr. Swisher disclaims beneficial ownership of such shares.
(6) Includes 274,034 shares of Common Stock issuable upon exercise of currently exercisable options at February 28, 1998.


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

           The Company leases from Economy Air, Inc. ("Economy Air"), a North Carolina corporation owned by Mr. Swisher, a twin engine airplane to provide corporate travel for Company personnel. The lease, entered into in November, 1993 and effective through October 15, 1998, obligates the Company to make monthly lease payments to Economy Air, together with charges for maintenance and fuel for aircraft use. The amount of the lease payment approximates the total of the monthly loan payment, insurance, taxes and hanger rent paid by Mr. Swisher. Economy Air received lease payments and maintenance charges aggregating $109,078 and $126,950, respectively, during the fiscal years ended October 31, 1997 and 1996.

           In 1993, the Company and B.S. Associates, a partnership in which Mr. Swisher is a partner, entered into a lease agreement pursuant to which the Company leases its headquarters from the partnership for a term of seven years, expiring March 2000. In 1995, B.S. Associates sold the facilities and assigned the lease to SSSW Enterprises, a general partnership in which

Mr. Swisher is a one-third partner. In 1997, SSSW Enterprises assigned the lease to Fairview Family Limited Partnership, of which Mr. Swisher is a 100% beneficial owner. The lease provides for a monthly rental of $10,134. The lease payment is to escalate in accordance with the consumer price index during the term of the lease. During the fiscal years ended October 31, 1997 and 1996, the Company made lease payments of $153,112 and $127,501, respectively.

           During 1997 and 1996, the Company made advances of $84,230 and $77,000, respectively, to Mr. Swisher on unsecured, interest-free bases. These advances are payable on demand.

           On July 30, 1997, the Company-owned Charlotte Hygiene operations was sold to Charlotte Hygiene Association for $415,000. Charlotte Hygiene Association is owned by a Vice President of the Company. A gain of $392,000 and $26,000 in management fee income was recognized by the Company in 1997 as disclosed in Note 4 to the Financial Statements.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)         CONSOLIDATED FINANCIAL STATEMENTS.

                       Independent Auditor's Report of Scharf Pera & Co.                                            F-1
                       Consolidated Balance Sheet as of October 31, 1997                                            F-2
                       Consolidated Statements of Operations for the years ended October 31, 1997                   F-4
                            and 1996
                       Consolidated Statements of Stockholders' Equity for the years ended October                  F-5
                            31, 1997 and 1996
                       Consolidated Statements of Cash Flows for the years ended October 31, 1997                   F-6
                            and 1996
                       Notes to Consolidated Financial Statements                                                   F-8

           (b)         EXHIBITS.

           The following is a complete list of Exhibits filed as part of this report and which are incorporated herein.


        EXHIBIT
        -------

        *3.1.1     Articles of Incorporation, as amended, of the Company as
                      filed on October 10, 1986 with the Secretary of State of
                      the State of Nevada.

        *3.1.2     Certificate of Amendment of Articles of Incorporation of
                      the Company as filed on January 19, 1993, with the
                      Secretary of State of the State of Nevada.

        #3.1.3     Certificate of Designations of Series A Junior
                      Participating Preferred Stock.

        *3.2.1     Amended and Restated By-Laws of the Company.

        *4.1.1     Form of specimen certificate for Common Stock of the
                      Company.

        *4.1.2     Form of specimen certificate for Warrants of the Company.

       **4.1.3     Form of Warrant Agreement, dated April 12, 1993, between
                      American Securities Transfer & Trust Co. and the Company.

         **4.2     Form of specimen certificate for Underwriter's Warrant of
                      the Company.

          #4.3     Form of Rights Agreement and Form of Rights Certificate.

       -10.1.1     Asset Purchase Agreement dated September 1, 1997, by and
                      among Carolina Termite and Pest Control, Inc., et al. and
                      Swisher Pest Control Group.

       *10.1.2     Amended Employment Agreement, effective January 1, 1993,
                      between Patrick L. Swisher and the Company.

       -10.1.3     Non Competition Agreement dated September 1, 1997, between
                      Robert M. McCain, Jr. and Swisher Pest Control Group.

       *10.2.1     1992 Incentive Stock Option Plan, effective April 29,
                      1992, authorizing 58,334 shares of Common Stock for
                      issuance pursuant to the Plan.

       *10.2.2     1992 Non-Qualified Stock Option Plan, effective April 29,
                      1992, authorizing 133,333 shares of Common Stock for
                      issuance pursuant to the Plan.

     ***10.2.3     Amendment to 1992 Incentive Stock Option Plan, effective
                      April 12, 1994, authorizing 250,000 shares of Common Stock for issuance pursuant to the Plan.


<CATPION>
EXHIBIT
-------

     ***10.2.4     Amendment to 1992 Non-Qualified Stock Option Plan,
                      effective April 12, 1994, authorizing 150,000 shares of
                      Common Stock for issuance pursuant to the Plan.


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

        *10.4      Lease, dated April 20, 1992, by and between B.S.
                      Associates Partnership and the Company.

        *10.5      Lease Agreement, dated August 6, 1992, by and between
                      Economy Air, Inc. and the Company.

        *10.6      Agreement, dated February 11, 1993, by and among Locke
                      Burgess, Ross Burgess, Lynn Smith and Austin-San Antonio
                      Hygiene Services, Inc, the Company and Swisher Hygiene
                      Franchise Corp.

        *10.7      Promissory Note and Guaranty, dated December 17, 1992, by
                      and between Wachovia Bank of North Carolina, N.A. and the
                      Company (terminated).

     oo10.7.1      Revolving Note and Loan Agreement, dated September 19,
                      1996, by and between SouthTrust Bank of North Carolina and the Company.

        *10.8      Letter of Intent, dated February 11, 1993, by and between
                      Consolidated Products, Inc. and the Company.

      *10.9.1      Asset Purchase and Sale Agreement, dated March 12, 1993,
                      by and between Consolidated Products, Inc. and Swisher
                      Products, Inc.

      +10.9.2      Asset Purchase Agreement effective July 1, 1996, relating
                      to the sale of Surface Doctor by Professional Carpet
                      Systems, Inc. and Old Dixie Supply Company to the Company.

     *10.10.1      Promissory Note, dated April 1, 1993, by and between
                      Branch Banking and Trust Company and the Company.

     *10.10.2      Loan Agreement, dated April 1, 1993, by and between Branch
                      Banking and Trust Company and the Company.

     o10.10.3      Loan Agreement, dated April 21, 1995, by and between First
                      Union National Bank of North Carolina and the Company
                      (terminated).

     o10.10.4      Loan Agreement, dated May 18, 1995, by and between
                      Stephens Diversified Leasing, Inc., d/b/a Stephens
                      Franchise Finance, and the Company.

EXHIBIT
-------
      oo21.        List of Subsidiaries of the Company.

       -21.1       Updated List of Subsidiaries of the Company

       -23.1       Consent of Scharf Pera & Co.

       -27.        Financial Data Schedule.

        99.1       Letter from McGladrey & Pullen, LLP.
                     (to be filed by amendment)

-------------

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


        (c)     CURRENT REPORTS ON FORM 8-K.

        The Company filed current reports during the 1997 Fiscal Year as follows:

        1. Form 8-K/A filed on October 15, 1996 with financial statements relating to acquisition of Surface Doctor.

        2. Form 8-K filed on December 5, 1996 reporting a change in certifying accountant.

Board of Directors
Swisher International, Inc. & Subsidiaries
Charlotte, North Carolina


                          INDEPENDENT AUDITOR'S REPORT

           We have audited the accompanying consolidated balance sheet of Swisher International, Inc. & Subsidiaries as of October 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swisher International, Inc. & Subsidiaries as of October 31, 1997, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.


                                            /s/ Scharf Pera & Co.
                                            -------------------------------

Charlotte, North Carolina
May 20, 1998

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
October 31, 1997




ASSETS (Note 4)                                                                             1997
----------------------------------------------------------------------------            -----------
  Cash and cash equivalents (Note 2)                                                    $   662,880
  Cash, restricted (Note 6)                                                                 257,902
  Accounts receivable, franchisees, net of allowance for doubtful
      accounts $172,000                                                                   2,822,399
  Other receivables                                                                         284,200
  Current portion of notes receivable, franchisees (Notes 3 and 6)                        1,015,564
  Current portion of notes receivable - related parties (Note 4)                            370,138
  Inventories                                                                                88,786
  Prepaid expenses                                                                          184,508
  Prepaid advertising costs
  Deferred income taxes (Note 9)                                                              3,000
                                                                                        -----------

      TOTAL CURRENT ASSETS                                                                5,689,377
                                                                                        -----------

Property and equipment (Note 5)
  Property, furniture and equipment                                                       1,760,087
  Less accumulated depreciation                                                            (652,901)
                                                                                        -----------

                                                                                          1,107,186
                                                                                        -----------
Other assets
  Accounts receivable, noncurrent                                                            73,500
  Notes receivable, franchisees  (Notes 3 and 6)                                          2,727,590
  Notes receivable - related parties (Note 4)                                                85,388
  Deferred franchise costs, net of accumulated amortization of $139,240                      77,957
  Intangible assets, net of accumulated amortization of $13,013                             119,510
  Goodwill, net of accumulated amortization $50,998                                       1,167,177
  Assets held for sale (Note 13)                                                            475,972
  Covenants not to compete, net of accumulated amortization of $20,642                      598,628
      (Note 14)
  Cash surrender value of officers' life insurance                                           53,560
  Deposits and Other assets                                                                  75,105
                                                                                        -----------

                                                                                          5,454,387
                                                                                        -----------

    TOTAL ASSETS                                                                        $12,250,950
                                                                                        ===========

See Notes to Consolidated Financial Statements.



LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1997
---------------------------------------------------------------------------              ----------
Current Liabilities
  Line-of-credit (Note 6)                                                                $1,381,998
  Current maturities of long-term debt (Note 7)                                             596,986
  Accounts payable                                                                        2,041,705
  Accrued expenses                                                                          222,548
  Deferred revenue                                                                          329,198
  Income taxes payable (Note 9)                                                             109,823
                                                                                        -----------

    TOTAL CURRENT LIABILITIES                                                             4,682,258
                                                                                        -----------

Long-Term Debt, less current maturities (Note 7)                                          1,476,689
                                                                                        -----------

Deferred income taxes (Note 9)                                                              100,000
                                                                                        -----------
Commitments (Note 10)                                                                            --

Stockholders' Equity (Note 8)
  Preferred stock, par value $.10; authorized 1,500,000 shares; none
    issued                                                                                       --
Series A Junior Participation Preferred stock, par value $1.00;
    authorized 100,000 shares; none issued                                                       --
  Common stock, par value $.01; authorized 15,000,000 shares; issued
    2,122,271 shares                                                                         21,223
  Additional paid-in capital                                                              4,128,723
  Retained earnings                                                                       1,842,057
                                                                                        -----------

      TOTAL STOCKHOLDERS' EQUITY                                                          5,992,003
                                                                                        -----------

      TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES                                        $12,250,950
                                                                                        ===========

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 1997 and 1996



                                                                           1997              1996
                                                                        -----------      ------------
              Revenues
                Revenues from Franchisees
                  Product sales                                         $ 5,366,127      $  3,288,324
                  Service fees                                            1,832,962         1,659,679
                  Royalties                                               2,126,369         1,626,660
                  Marketing fees                                             73,226            46,822
                                                                        -----------      ------------
                                                                          9,398,684         6,621,485
                                                                        -----------      ------------
                Initial franchise sales - hygiene (Notes 3 and 11)          910,507           424,411
                Initial franchise sales - maids (Notes 3 and 11)                 --           (38,610)
                Initial franchise sales - Surface Doctor
                  (Notes 3 and 11)
                Initial franchise sales - pest control
                  (Notes 3 and 11)                                           88,000                --
                Revenue from Company-owned hygiene operations               674,742         1,672,947
                Revenue from Company-owned maids operations                 812,212           855,181
                Revenue from Company-owned Surface Doctor
                   operations                                                45,042            84,427
                Revenue from Company-owned pest control
                   operations                                               171,124                --
                Interest income                                             283,354           284,757
                Gain on sale of Company-owned
                    operations                                              497,189           288,597
                Other                                                        46,672            39,387
                                                                        -----------      ------------

                                                                         13,276,331        10,586,565
                                                                        -----------      ------------
              Expenses
                Selling, general and administrative                       6,220,475         4,823,247
                Cost of product sales to franchisees                      4,274,019         3,066,788
                Costs related to Company-owned hygiene
                  operations
                                                                                 --         1,432,609
                                                                                              579,174
                Costs related to Company-owned maids operations
                                                                            803,458           991,059
                Costs related to Company-owned Surface Doctor
                  operations                                                148,178           117,136
                 Costs related to Company-owned pest control
                  operations                                                169,530                --
                Interest                                                    210,721           243,885
                                                                        -----------      ------------

                                                                         12,405,555        10,674,724
                                                                        -----------      ------------

                    INCOME (LOSS) BEFORE INCOME TAXES                       870,776           (88,159)
              Income tax expense (Note 9)                                   338,868            66,382
                                                                        -----------      ------------

                         NET INCOME (LOSS)                              $   531,908      $   (154,541)
                                                                        ===========      ============

              Net income per common share                               $      0.25      $      (0.09)
                                                                        ===========      ============
              Weighted average number of common share and
                    common share equivalents outstanding                  2,619,064         1,797,319
                                                                        ===========      ============


See Notes to Consolidated Financial Statements.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended October 31, 1997 and 1996


                                                   Common Stock          Additional
                                              ----------------------       Paid-In         Retained
                                               Shares        Amount        Capital         Earnings           Total
                                              ---------      -------      ----------      -----------       -----------

Balance, October 31, 1995                     1,719,299      $17,194       3,002,637        1,464,690         4,484,521

Issuance of common stock and options in
    connection with an asset acquisition        200,000        2,000         967,062               --           969,062

Issuance of common stock in connection
    with the exercise of stock options           16,500          165          36,960               --            37,125

Net loss                                             --           --              --         (154,541)         (154,541)
                                              ---------      -------      ----------      -----------       -----------

Balance, October 31, 1996                     1,935,799       19,359       4,006,659        1,310,149         5,336,167

Other                                             8,928        8,928

Issuance of common stock in connection          186,472        1,864         113,136               --           115,000
    with the exercise of stock options

Net income                                           --           --              --          531,908           531,908
                                              ---------      -------      ----------      -----------       -----------

Balance, October 31, 1997                     2,122,271      $21,223      $4,128,723      $ 1,842,057       $ 5,992,003
                                              =========      =======      ==========      ===========       ===========


See Notes to Consolidated Financial Statements

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 1997 and 1996


                                                                                1997            1996
                                                                            -----------       ---------
                 Cash Flows from Operating Activities
                   Net income (loss)                                        $   531,908       $(154,541)
                   Adjustments to reconcile net income to net cash
                     provided by (used in) operating activities:
                     Depreciation                                               187,772         186,254
                     Amortization                                               139,793          63,245
                     Deferred income taxes                                       94,000         (75,000)
                     Gain on sale of Company-owned operations                  (497,189)       (288,597)
                     Loss on sale of property                                        --          21,068
                     Franchise fee revenue financed through notes
                     receivable                                                (496,840)       (302,053)
                     Provision for doubtful notes receivable                    257,688         254,972
                      Provision for doubtful accounts receivable                 22,000         109,356
                     Change in working capital components:
                       (Increase) in accounts receivable                     (1,371,232)       (240,177)
                       (Increase) in inventories                                 (1,507)         63,048
                       (Increase) decrease in prepaid expenses                  (29,922)        143,116
                       (Increase) in deferred franchise costs                        --         (21,487)
                       Increase (decrease) in allowance for valuation
                       of assets held for sale                                 (256,030)        192,665
                       Increase (decrease) in accounts payable                  789,109         710,136
                       Increase (decrease) in accrued expenses                   41,413          29,813
                       Increase (decrease) in income taxes payable                8,653          90,170
                       Decrease in deferred revenue                              20,074         (48,077)
                                                                            -----------       ---------

                            NET CASH PROVIDED BY (USED IN)
                              OPERATING ACTIVITIES                             (560,310)        733,911
                                                                            -----------       ---------

                 Cash Flows from Investing Activities
                   Purchase of equipment                                       (612,770)       (175,406)
                   Advances to officer                                          204,732         (79,538)
                   Notes receivable proceeds                                 (1,598,520)       (287,838)
                   Notes receivable-related parties proceeds                   (196,449)        (37,291)
                   Notes receivable payments                                  1,160,385         532,579
                   Purchase of assets held for sale                                  --        (275,960)
                   Proceeds from sale of property                               162,431         323,410
                   Acquisition of Surface Doctor assets                              --         (20,000)
                  Increase in intangible assets and other assets               (879,640)        (44,973)
                                                                            -----------       ---------

                            NET CASH PROVIDED BY (USED IN)
                              INVESTING ACTIVITIES                          $(1,759,831)      $ (65,017)
                                                                            ===========       =========

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 1997 and 1996

                                                                      1997                        1996
                                                                   -----------                -----------
Cash Flows from Financing Activities
  Proceeds from stock transactions                                 $   123,928                $    37,125
  (Increase) decrease in restricted cash                                 2,925                    439,174
  Net proceeds from advances on line-of-credit
   and short-term notes payable                                        347,956                    376,042
  Proceeds from long-term debt                                       1,232,673                     85,889
  Net principal payments on long-term debt
   obligations                                                              --                         --
                                                                      (534,051)                  (728,026)
                                                                   -----------                -----------
       NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                          1,173,431                    210,204
                                                                   -----------                -----------
Net increase (decrease) in cash and cash
   equivalents                                                      (1,146,710)                   879,098
Cash and cash equivalents - beginning of year                        1,809,590                    930,492
                                                                   -----------                -----------

Cash and cash equivalents - end of year                            $   662,880                $ 1,809,590
                                                                   ===========                ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                       $   218,121                $   250,763
    Income taxes                                                       236,215                     51,213

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

  Notes receivable, included in deferred revenue                       329,198                    299,324
  Notes payable issued for franchise repurchases                            --                    143,380
  Transfer of accounts receivable to assets                             10,982                     51,573
   held for sale
   Notes receivable for sale of franchises                             496,840                    265,983

Acquisition of Surface Doctor Division:
  Assets purchased
    Accounts receivable                                            $                          $   120,639
    Inventories                                                             --                     75,000
    Prepaid expenses                                                        --                     40,504
    Notes receivable                                                        --                     79,687
    Equipment                                                               --                     56,233
    Intangibles                                                             --                    100,000
    Goodwill recognized                                                     --                    714,963
                                                                   -----------                -----------
                                                                            --                  1,187,026
                                                                   -----------                -----------
  Liabilities assumed
    Accounts payable                                               $        --                $    54,281
    Accrued expenses                                                        --                     27,468
    Deferred revenue                                                        --                    116,215
                                                                   -----------                -----------
                                                                            --                    197,964
                                                                   -----------                -----------
Stock Options Issued in Consideration                                                             969,062
Cash Consideration                                                                                 20,000
                                                                   -----------                -----------
                                                                   $                          $ 1,187,026
                                                                   -----------                -----------


SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICES

NATURE OF BUSINESS: The Company is engaged in the marketing of franchises which provide hygiene services and products for public restrooms, residential maid services and residential and commercial kitchen and bath restoration services and residential and commercial pest control services under the service marks "Swisher" and "Surface Doctor" and associated proprietary names and marks. The Company and its independently owned franchises are located in the United States and in certain other parts of the world.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Swisher International, Inc. and its subsidiary companies, all of which are wholly owned, after elimination of intercompany accounts and transactions.

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

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which is five to thirty-one and one-half years.

INTANGIBLE ASSETS: Intangible assets, consisting primarily of trademarks and organization costs, are stated at cost and are being amortized using the straight-line method over periods from five to fifteen years.

GOODWILL: Goodwill includes the excess of acquisition costs over fair value of the net assets acquired in the purchase of the Surface Doctor division of Professional Carpet Systems, Inc. (See Note 14) and the purchase of Carolina Termite & Pest Control, Inc. (See Note 14) and is being amortized on the straight-line basis over a twenty year period.

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

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company typically finances part of the initial franchise fee payable by new franchisees and from time to time has financed 100% of certain franchise fees. Before financing is granted to a new franchisee, the Company performs extensive credit evaluations of the franchisee's financial condition and obtains a security interest in the underlying franchise and assets incidental to the operation of the franchise. Revenue is recognized on financed sales when the Company determines that collection is probable.

PREPAID ADVERTISING COSTS: The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising which is capitalized and amortized over its expected period of future benefits.

Direct-response advertising consists primarily of magazine advertisements. The capitalized costs of the advertising are amortized over the three month period following the publication of the magazine in which it appears.

ASSETS HELD FOR SALE: The Company has acquired assets of certain franchisees who have failed to comply with the terms and conditions of their franchise agreements. The Company carries these assets at the lower of cost or market and intends to sell these operations as soon as possible.

COVENANTS NOT TO COMPETE: Covenants not to compete acquired in connection with the purchase of Carolina Termite & Pest Control, Inc. are being amortized over the length of the agreements, five years, on a straight-line basis.

ROYALTIES, MARKETING FEES AND SERVICE FEES: Royalties and marketing fees are recognized as revenue based on a percentage of the monthly gross revenues as reported by the franchisees. Service fees are recognized as revenue based on a sliding dollar amount determined by the annualized gross revenues as reported by the franchisees, and are collected from monthly revenues.

PRODUCT SALES: Product sales consist of products sold to the franchisees and are recognized as revenue at the time of shipment.

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET INCOME (LOSS) PER COMMON SHARE: Net Income (loss) per common share and common share equivalents outstanding are calculated using the treasury stock method per APB 15, as amended, based on the weighted average number of common shares outstanding during the year and on the net additional number of shares which would be issuable upon the exercise of all stock options, assuming that the Company used the proceeds received to purchase additional common shares at market value, but not exceeding 20 percent of the outstanding common shares. Remaining funds are applied first to reduce short-term then long-term borrowings then the remainder is assumed to be invested in U.S. government securities thereby requiring an income adjustment in 1997 for the interest expense saved and the interest income earned net of tax effects ($136,164). For the year ended October 31, 1997 the weighted average of common and common equivalent shares outstanding was 2,619,064. Common stock equivalents are excluded from the loss per share calculation for fiscal 1996 because the effect would be antidilutive. The weighted average of common shares outstanding for the year ended October 31, 1996 was 1,797,319.

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

VALUATION OF LONG-LIVED ASSETS: Effective November 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

NOTE 2.  CASH

The Company maintains deposits with financial institutions which exceed the federally insured amounts in the amount of $971,000 at October 31, 1997. Additionally, the Company maintains deposits in foreign accounts, not insured in the amount of $235,000 at October 31, 1997.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. NOTES RECEIVABLE - FRANCHISEES

Notes receivable consists primarily of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the underlying franchise and by essentially all of the franchisees' assets incidental to the operation of the franchise and, for certain franchises, are personally guaranteed by the owners. The interest rates associated with the majority of these notes range from 7% to 13.25% with monthly principal and interest payments ranging from $70 to $5,401 over periods ranging from 12 to 120 months, with the first note maturing in 1998 and the last one in 2007.

Notes receivable - franchisees at October 31, 1997 consisted of the following:

                                                                                    1997
                                                                                ------------
            Notes receivable - franchisees at face value                        $  3,273,154
            Notes receivable - related parties at face value (Note 4)                865,000
                                                                                ------------
            Total notes receivable - face value                                    4,138,154

            Less imputed discount                                                   (270,000)
                                                                                ------------
            Net present value of notes receivable                                  3,868,154

            Less allowance for doubtful accounts                                    (125,000)
                                                                                ------------
            Balance of notes receivable - franchisees                            $ 3,743,154
                                                                                ============

            Current portion                                                     $  1,015,564
            Long-term portion                                                   $  2,727,590


The notes receivable - franchisees at face value have been reduced to net present value at October 31, 1997 for imputed discounts. These imputed discounts are based on notes with terms including delayed payment schedules and interest-free periods, and additionally, the notes have been discounted to net present values based on actual payments differing from scheduled payments contained in the note agreements.

Future minimum principal payments to be received pursuant to the notes are as follows:

            Year Ending October 31
            ----------------------------------------------------------------
                     1998                                                     $  1,015,564
                     1999                                                          554,218
                     2000                                                          441,110
                     2001                                                          292,053
                     2002                                                          246,401
                     Thereafter                                                  1,588,808
                                                                               -----------
                                                                                 4,138,154


                     Less imputed discounts                                        270,000
                     Less allowance for doubtful accounts                          125,000
                                                                               -----------
                                                                               $ 3,743,154
                                                                               ===========


At the time the notes receivable are executed, the Company considers a reserve for doubtful collections based on the creditworthiness of the franchisee. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance of the notes which are tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES AND ACCOUNTS RECEIVABLE - RELATED PARTIES AND RELATED PARTY
TRANSACTIONS:

The Company had the following accounts and notes receivable from officers at October 31, 1997:

                                                                                      1997
                                                                                    ---------
               Notes receivable for life insurance policies paid by the
                   Company on behalf of the officers of the Company pursuant
                   to a split dollar life insurance plan.  The notes are
                   payable in monthly installments ranging from $1,392 to
                   $2,789, plus interest at 6 percent, commencing April,
                   1997 through July, 1998.  The notes are unsecured                $   92,070

               Accounts receivable from officers for advances and personal
                   expenses paid by the Company                                        197,068

               Accounts receivable from the President for third party
                   accounts receivable collected by the franchise owned 51
                   percent by the officer.  Account receivable bears an                 61,931
                   interest rate of 12 percent

               Accounts receivable from a Vice-President for third party
                   accounts receivable collected by the franchise owned by
                   the officer.  Accounts receivable bears an interest rate            104,457
                   of 12 percent                                                    ----------

               Total accounts and notes receivable from officers                       455,526

               Current portion                                                         370,138
                                                                                    ----------
               Long-term portion                                                    $   85,388
                                                                                    ==========

The Company leases its operating facility from a partnership in which the President of the Company is a 100% beneficial owner (Note 10). Rent expense relating to the lease during the years ended October 31, 1997 and 1996 was $153,112 and $127,501, respectively.

During the years ended October 31, 1997 and 1996, the Company paid the President and/or a corporation in which the President is a majority stockholder $109,078 and $126,950, respectively, for the use of an airplane for business travel.

As shown in Note 3 above, there are notes receivable with a total face value of $865,000 from related parties for franchise sales. A $450,000 note results from the purchase of a franchise by a company that is 51 percent owned by the President of the Company. This note, dated July 29, 1996 was for the entire amount of the purchase and was interest-free until payments of monthly interest at the rate of 12 percent per annum began May 1, 1997. Monthly payments of principal and interest of $5,401 begin May 1, 1998 for 84 months, when on May 1, 2005 a balloon payment of $330,218 is due to repay the note in full. The note is secured by the franchise and its assets, and additionally secured by a pledge of 25,000 shares of restricted Swisher International, Inc. common stock owned by the President. The Company recognized a $255,045 net gain on the transaction and $47,544 in management fee income for the year ended October 31, 1996. For the year ended October 31, 1997, the Company realized revenues from this franchise of $119,607 for product sales, $15,915 for marketing fees, $47,746 for royalty fees, and $38,250 for service fees

An additional note of $415,000 results from the purchase of a company-owned franchise by a company owned by a Vice-President of the Company. This note, dated July 30, 1997, was for the entire amount ($415,000) of the purchase. The note is interest-free until payments of monthly interest at the rate of 11 percent begin May 1, 1998 for a period of 12 months. Monthly payments of $5,000 principal and interest begin May 1, 1999 for 84 months, when on May 1, 2006, a balloon payment of $267,116 is due to repay the note in full. This note is secured by the franchise and its assets, and additionally secured by a pledge of the equivalent of 20,000 shares of restricted Swisher International, Inc. stock owned by the Vice-President. The Company recognized a $392,093 gain on the transaction and $26,064 in management fee income for the year ended October 31, 1997.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of:

                                                                      Estimated
                                                                        Useful
                                                      1997               Life
                                                  ----------          ----------

                Automotive equipment              $   69,847              5 yrs
                Operating equipment                   85,328              7 yrs
                Office equipment                      64,459          5 - 7 yrs
                Office furniture                     356,368          5 - 7 yrs
                Computer hardware                    259,282              5 yrs
                Computer software                    605,089              5 yrs
                Leased computer equipment            224,914              5 yrs
                Leasehold improvements                94,800           31.5 yrs
                                                  ----------
                                                  $1,760,087
                                                  ==========


NOTE 6.  LINE OF CREDIT, NOTE PAYABLE AND PLEDGED ASSETS

The Company has a $1,750,000 line of credit agreement with a bank which expires February 17, 1999. Borrowings under the agreement bear interest at 2.85% above the LIBOR (5.66% at October 31, 1997) and are due on demand. In addition, the line of credit is collateralized by substantially all assets of the Company (not specifically pledged in Note 7) and the Company must maintain a minimum cash balance of $250,000 at all times. Outstanding borrowing on the line of credit was $1,381,998 at October 31, 1997. This line-of-credit agreement contains financial covenants which require specified levels of equity and the maintenance of certain financial ratios. At October 31, 1997 the Company was in violation of one of these covenants, and this violation was waived by the bank.

NOTE 7.  LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt at October 31, 1997 consisted of the following:

                                                                                  October 31,
                                                                                  -----------
                                                                                     1997
                                                                                  -----------
               Note payable, finance company, due in monthly
                   installments ranging from $3,123 to $51,793 including
                   interest at 13.4%, through April,  2001;
                   collateralized by certain franchisee  notes
                   receivable.                                                    $   712,045
               Notepayable in connection with purchase of Carolina Termite &
                   Pest Control, Inc. (See Note 12), due in monthly installments of $12,504, including interest
                   at 10 percent, through September, 2002; guaranteed by
                   the Company's President.                                           580,889
               Notes payable, individuals, for covenants not to compete
                   (See Note 12), dated September 1, 1997: due in
                   monthly installments of $8,913, including interest at
                   10 percent, through September, 2002; guaranteed by 414,082 the Company's President.
               Capitalized lease due in monthly installments of $4,795,
                   including interest at 10.53 percent, through October,
                   2002; secured by computer equipment costing $224,914;
                   guaranteed by the Company's President.                             220,119
               Notes payable, vendors, due in monthly installments of
                   $1,347 including interest at 9 percent through                      30,606
                   December 1999; unsecured.
               Note payable, individuals, due in monthly installments of
                   $1,575, including interest at 8% through January                     4,686
                   1998; unsecured.
               Note payable, individuals, due in monthly installments of
                   $1,245, including interest at 9% through May 2000;                  34,337
                   unsecured.
               Note payable, individual, due in monthly installments of
                   $1,065, including interest at 10 percent through July               20,101
                   1999; unsecured
               Note payable, individual, due in monthly installments of
                   $1,300, noninterest bearing through January, 1998;                   5,421
                   unsecured.
               Notepayable, finance company, due in monthly installments
                   ranging from $1,189 to $1,464 including interest at 12.5
                   percent through June 2001;
                   collateralized by notes receivable  with a balance at
                   October 31, 1997 of $92,117.                                        51,389
                                                                                  -----------
                                                                                    2,073,675
               Less current portion                                                  (596,986)
                                                                                  -----------
                                                                                  $ 1,476,689
                                                                                  ===========



         Aggregate maturities required on the long-term debt are as follows:

               Year Ending October 31
               -------------------------------------------------------------
                        1998                                                          596,986
                        1999                                                          525,104
                        2000                                                          372,783
                        2001                                                          300,167
                        2002                                                          278,635
                        Thereafter                                                         --
                                                                                 ------------
                                                                                 $  2,073,675
                                                                                 ============

NOTE 8. STOCK, STOCK OPTIONS AND ACCOUNTING CHANGE

In 1993, the Company completed a public offering which raised $4,560,000 net of $1,013,949 of offering costs. The offering consisted of 760,000 units of the Company's securities, each unit consisting of one share of common stock and one warrant. Two warrants entitle the holder to purchase one share of common stock at $7.80 per share expiring December, 1997. All warrants are outstanding at October 31, 1997. A warrant to purchase up to 76,000 units through April 1998 with an exercise price of $7.20 per unit, was issued to the Company's Underwriter for $100 in connection with the offering.

In December 1992, the stockholders authorized the issuance of 1,500,000 shares of preferred stock. The preferred stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors. No preferred shares have been issued as of October 31, 1997.

SHARE PURCHASE RIGHTS PLAN: In June 1995, the Board of Directors authorized the designation of 100,000 shares of Series A Junior Participating Preferred Stock with a $1.00 par value per share. Each Series A Preferred Share is entitled to a cumulative quarterly dividend of 100 times the dividend declared per common share but in no event less than $1.00 per share. No Series A Preferred Shares have been issued at October 31, 1997.

Also in June 1995, the Company adopted a Share Rights Purchase Plan (the "Plan") under which the Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $18.75, subject to adjustment as provided in the Plan. The Rights will be distributed to all common shareholders ten days following the earlier of 1) an announcement that a person or group of persons has acquired beneficial ownership of 15 percent or more of the outstanding common shares or 2) the commencement or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership of 15% or more of the outstanding common shares. At any time prior to this, the Board of Directors may redeem the Rights in whole at a price of $.01 per Right. The Rights expire June 30, 2005. 2,122,271 Rights are outstanding at October 31, 1997.

STOCK OPTION PLANS: In August 1992, the Company adopted an Incentive Stock Option Plan (the "Incentive Plan"). The Incentive Plan covers an aggregate of 133,333 shares. In fiscal 1994, the Incentive Plan was amended by a shareholder vote to reserve 250,000 shares of common stock for issuance under the Incentive Plan. In fiscal 1997, the Plan was amended by the Board of Directors to authorize 500,000 shares of common stock under the incentive plan, subject to the stockholders' approval. The Plan is administered by the Compensation Committee of the Board of Directors, and requires that options be granted at an exercise price equal to fair market value of the common shares of the Company on the date of the grant. The options expire up to five years from the date of grant and may not be exercised during the initial one-year period from the date of grant. Options to purchase 199,168 shares of the Company's $.01 par value common stock have been granted pursuant to the Incentive Plan. During the year ended October 31, 1997, stock options to purchase 150,001 shares of common stock at exercise prices of $2.90 to $3.85 per share were exercised by completing a cashless exercise for 105,343 shares of common stock.

The Company also adopted a Non-Qualified Stock Option Plan in August 1992 (the "Non-Qualified Plan"). The Non-Qualified Plan is also administered by the Compensation Committee of the Board of Directors and covers a total of 58,334 shares. In fiscal 1994, the Non-Qualified Plan was amended by a shareholder vote to authorize 150,000 shares of common stock for issuance under the Non-qualified Plan. In fiscal 1997, the Plan was amended by the Board of Directors to authorize 400,000 shares of common stock under the incentive plan The Non-Qualified Plan provides that options may be granted at exercise price not less than 85 percent of the fair market value of the Common Shares of the Company on the date of grant. The committee is empowered to grant bonuses at the time of issuance of non-qualified stock options in an amount sufficient to cover the tax liability incurred by the recipient at the date of grant. Options to purchase 110,067 shares of the Company's $.01 par value common stock have been granted under the Non-Qualified Plan. The exercise price of the options approximated the fair market value of the Company's common stock at the dates of grant.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  STOCK, STOCK OPTIONS AND ACCOUNTING CHANGE (CONTINUED)

The following is a summary of options granted:

                                                                 Weighted-Average
                                               Number of             Exercise
                                                Options               Price
                                              ---------          ---------------
Outstanding October 31, 1995                    215,235               $3.26

Options exercised                               (16,500)               2.25
Options issued                                   81,500                3.50
                                              ---------

Outstanding October 31, 1996                    280,235                3.39

Options exercised                              (150,001)               3.59
Options issued                                  179,000                5.38
                                              ---------

Outstanding October 31, 1997                    309,234                4.44
                                              =========


NON-PLAN OPTIONS: In 1994, the Company entered into an agreement with an investor relations firm. Under this agreement, the firm received an option to purchase 40,000 shares of common stock at an exercise price of $2.88 per share. These options were fully exercised in October, 1997.

In October 1995, the Company entered into a consulting agreement with a public relations firm. Pursuant to this agreement, the Company granted to the consultant options to purchase a total of 100,000 shares of common stock at exercise prices ranging from $3.50 to $4.50 per share which become exercisable only upon the satisfaction of certain contingencies, as defined. These options expired during the years ended October 31, 1997 and 1996.

In April, 1996, the Company entered into an agreement with an investment banking firm whereby the Company granted the investment banking firm options to purchase 75,000 shares of the Company's common stock at a price of $3.50 per share. In accordance with FASB Statement No. 123, the transaction was recorded based on the value of the services received. On January 17, 1997 the investment banking firm exercised their rights under the option agreement by completing a cashless exercise for 41,129 shares of common stock.

In June, 1996, the Company entered into an agreement with a public relations firm whereby the Company granted the public relations firm options to purchase 25,000 shares of the Company's common stock at a price of $5.75 per share. In accordance with FASB Statement No. 123, the transaction was recorded based on the value of the services received.

In April, 1997, the Company entered into an agreement with a public relations firm whereby the Company granted the public relations firm options to purchase 5,000 shares of the Company's common stock at a price of $5.00 per share. In accordance with FASB Statement No. 123, the transaction was recorded based on the value of the services received.

ACCOUNTING CHANGE: The Company has adopted Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. FASB Statement No. 123, requires that the Company account for its stock based compensation plans using a fair value based method which measures compensation cost at the grant date based upon the value of the awards, which is then recognized over the vesting period. The accounting requirements of the statement apply to awards to employees entered into in fiscal years that begin after December 15, 1995 and to transactions with non-employees entered into after December 15, 1995. The Statement allows and the Company has elected to continue to use APB Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES to measure compensation costs but is required to disclose the pro forma effects on net income and earnings per share to reflect the difference between the compensation cost from applying APB Opinion No. 25 and the related cost measured by the fair value method defined in the statement for all awards granted in years beginning after December 15, 1994. The Statement did not change the reporting required for the Incentive

Stock Option Plan and Non-Qualified Stock Option Plan discussed above. The pro forma effects of not utilizing the fair value method prescribed in FASB Statement No. 123 for the Company's stock options is shown in the following table for the years ended October 31, 1997 and 1996. In computing the pro forma effects of the SFAS No. 123 compensation cost, the Company used a 6.4% risk-free interest rate, an expected life of five years, and expected volatility of 54.5 percent for the year ended October 31, 1997 and 60.7 percent for the year ended October 31, 1996, assumed no dividends, and assumed that such cost could not be tax effected.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  STOCK, STOCK OPTIONS AND ACCOUNTING CHANGE (CONTINUED)

                                                                               Earnings
                                                    Net Income                Per Share
                                                    ----------                ---------
Year Ended October 31, 1997:

   As reported                                      $   531,908                 $ .25
   Pro-forma                                        $   383,631                 $ .15

Year Ended October 31, 1996:

   As reported                                      $  (154,541)                $(.09)
   Pro-forma                                        $  (319,986)                $(.18)


NOTE 9.  INCOME TAXES

Net deferred tax liabilities consist of the following components as of October
31:

1997                           Current        Long-Term       Total
----                          ---------      -----------    ---------

Deferred tax asset:
  Receivable allowances       $  73,000      $      --      $  73,000
                              ---------      ---------      ---------
Deferred tax liabilities:
  Prepaid expenses              (70,000)            --        (70,000)
  Property and equipment             --        (88,000)       (88,000)
  Intangible assets                  --        (12,000)       (12,000)
                              ---------      ---------      ---------
                                (70,000)      (100,000)      (170,000)
                              ---------      ---------      ---------
                              $   3,000      $(100,000)     $ (97,000)
                              =========      ==========     =========

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES (CONTINUED)

The provision for income taxes charged to operations for the years ended October 31, 1997 and 1996 consisted of the following:

                                                 1997              1996
                                                --------        --------

          Current tax provision
            Federal                             $183,024        $ 84,722
            State                                 61,844          37,940
            Prior period under-accrued                            18,720
          Deferred tax provision
            Federal                               84,000         (70,000)
            State                                 10,000          (5,000)
                                                --------        --------

                                                $338,868        $ 66,382
                                                ========        ========


The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended October 31, 1997 and 1996 due to the following:

                                                                       1997           1996
                                                                     --------       --------
          Computed expected tax expense:                             $296,063       $(29,974)
          Increase (decrease) in income taxes resulting from:
              State income taxes                                       40,817         22,819
              Permanent differences                                    17,455          8,830
              Temporary differences                                     8,620         62,311
              Effect of change in tax rate used in
               computing deferred taxes                                    --          5,118
              Other                                                   (24,087)        (2,722)
                                                                     --------       --------
                                                                     $338,868       $ 66,382
                                                                     ========       ========

NOTE 10.  LEASE COMMITMENTS AND RENT EXPENSE

The Company leases its present facility from a partnership in which the President is a 100 percent beneficial owner. The term of the lease extends through March 2000. During the term of the lease, rent is subject to increases in accordance with the rate of increase in the Consumer Price Index. The lease requires the Company to pay for all insurance, maintenance, and taxes. The Company also leases other facilities, equipment and vehicles under operating leases which expire in varying amounts through 2002.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  LEASE COMMITMENTS AND RENT EXPENSE (CONTINUED)

Future minimum lease payments pursuant to these leases are as follows:

               Year Ending October 31,
               -----------------------
                        1998                                     $ 309,573
                        1999                                       283,148
                        2000                                       213,639
                        2001                                        28,335
                        2002                                        15,824
                                                                 ---------
                                                                 $ 850,519
                                                                 =========

For the years ended October 31, 1997 and 1996, operating lease expense was $321,198 and $206,514, respectively.

NOTE 11.  FRANCHISES

The following table summarizes the number of hygiene franchised operations of Swisher International, Inc. for the year ended October 31, 1997:

                                                                   1997
                                                                   ----
               Franchises at the beginning of the year               99
               Franchises sold                                        9
               Closed                                                (3)
               Repurchased                                           --
                                                                   ----
               Franchises at the end of the year                    105
                                                                   ====
               Franchises sold and not open at year end               0
                                                                   ====

The following table summarizes the number of maids operations of Swisher International, Inc. for the year ended October 31, 1997:

                                                                   1997
                                                                  -----
               Franchises at the beginning of the year               11
               Franchises sold                                       --
               Consolidated                                          (2)
               Repurchased                                           --
               Closed                                                (2)
                                                                   ====
               Franchises at the end of the year                      7
                                                                   ====
               Franchises sold and not open at year end               2
                                                                   ====

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  FRANCHISES (CONTINUED)

The following table summarizes the number of Surface Doctor operations of Swisher International, Inc. for the year ended October 31, 1997:

                                                                   1997
                                                                   ----
               Franchises at the beginning of the year              117
               Franchises sold                                       17
               Closed                                               (32)
                                                                   ----
               Franchises at the end of the year                    102
                                                                   ====
               Franchises sold and not open at year end               0
                                                                   ====

The following table summarizes the number of Pest Control operations of Swisher International, Inc. for the year ended October 31, 1997:


                                                                   1997
                                                                   ----
               Franchises sold                                        4
                                                                  -----
               Franchises at the end of the year                      4
                                                                  =====
               Franchises sold and not open at year end               0
                                                                  =====


NOTE 12.  SEGMENT INFORMATION

The Company operates in four principal business segments: hygiene, residential maid services and residential and commercial resurfacing services, and residential and commercial pest control services conducted through Company-owned operations and hygiene, residential maid services and residential and commercial resurfacing services, and residential and commercial pest control services conducted through franchised operations. Selected financial information is presented below for the years ended October 31, 1997 and 1996.

Operating income (loss) is revenue less related costs and direct and allocated operating expenses, excluding interest and the unallocated portion of corporate expenses.

During the year ended October 31, 1997 and 1996 foreign sales totaled $876,845 and $256,024, respectively.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

                       Pest Control     Maid      Hygiene      Surface Doctor
                         Company       Company     Company        Company        Franchise
1997                   Operations   Operations   Operations    Operations        Operations        Total
----                   ----------   ----------   ----------    ----------        ----------        -----
Net revenues             $171,124     $812,212     $674,742     $  45,042      $11,573,211     $13,276,331
Operating income (loss)     1,594        8,754       95,568      (103,136)         867,996         870,776
Identifiable assets       721,854      130,377      104,811            --       11,293,908      12,250,950
Capital Expenditures           --           --           --            --          612,770         612,770
Depreciation and
amortization               13,658       75,290           --            --          238,617         327,565


                              Maid          Hygiene     Surface Doctor
                            Company         Company         Company       Franchise
1996                       Operations      Operations     Operations     Operations         Total
----                      -----------     -----------   --------------  ------------     ------------
Net revenues                $ 855,181      $1,672,947     $ 84,427      $ 7,974,010      $ 10,586,565
Operating income (loss)      (135,878)        240,338      (32,709)        (159,910)          (88,159)
Identifiable assets           219,645         300,201       27,943        9,044,498         9,592,287
Capital expenditures               --              --           --          235,176           235,176
Depreciation and
amortization                   10,662          21,893        1,627          242,816           276,998


NOTE 13.  ASSETS HELD FOR SALE

As of October 31, 1997 the Company had four franchises, that it had reacquired from franchisees. The results of operations for the period since acquisition are included in Company-owned operations in the accompanying statements of operations.

                                                                 1997
                                                               --------
               Cost basis of assets                            $511,275
               Less: valuation allowance to
                    fair market value
                                                                     --
                                                               --------
                                                                511,275
               Less: accumulated amortization
                    of goodwill
                                                                (35,303)
                                                               ========
                                                               $475,972
                                                               ========


'

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  BUSINESS COMBINATION

Surface Doctor

Effective July 1, 1996, the Company, pursuant to an Asset Purchase Agreement completed the acquisition of certain assets and assumption of certain liabilities of the Surface Doctor division of Professional Carpet Systems, Inc. The Surface Doctor Division specializes in resurfacing appliances, counter tops, and fixtures. The acquisition was accounted for under the purchase method whereby assets and liabilities were recorded at their fair value and the excess purchase price over fair value of net assets is recognized as goodwill.

The purchase price for the assets acquired consisted of issuance to the sellers of an aggregate of 200,000 shares of the Company's previously authorized but unissued common stock, $.01 par value. The shares issued are subject to demand and piggyback registration rights.

In addition, the sellers were granted an option to purchase 75,000 shares of the Company's common stock at a purchase price of $6.00 per share. The option must be exercised on or before July 31, 2001.

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
                                                       ============


Pest Control

Effective September 1, 1997, the Company, pursuant to an Asset Purchase Agreement completed the acquisition of certain liabilities of Carolina Termite & Pest Control, Inc. The acquisition was accounted for under the purchase method whereby assets and liabilities were recorded at their fair value and the excess purchase price over fair value of net assets is recognized as goodwill.

The purchase price for the assets acquired was financed by the Sellers with a promissory note for $588,489. The note is payable over 60 months including interest at 10 percent (See Note 7)

Assets acquired in connection with the acquisition are as follows:

Inventories                                           $    21,113
Equipment                                                  99,473
Goodwill                                                  503,212
                                                      -----------
                                                      $   623,798
                                                      ===========


Liabilities assumed and issuance of a promissory note in connection with the acquisition are as follows:

Unearned service fees                                 $    35,309
Consideration paid                                        588,489
                                                      -----------
                                                      $   623,798
                                                      ===========



In connection with the purchase of Carolina Termite & Pest Control, Inc. the Company acquired covenants not to compete from two of the principals of Carolina Termite & Pest Control, Inc. who were employed by the Company in the terms of the acquisition. The Company paid a total of $619,270 for these covenants by paying $200,000 at closing and issuing promissory notes for $419,270 payable over 60 months (See Note 7).

The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on November 1, 1995, the beginning of the 1996 fiscal year

                                               1997                  1996
                                             -----------         -----------
Total revenue                                $13,042,468         $11,456,034
Net income                                       517,625            (146,214)
Net income per common share                         0.25                (.08)

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of accounts and notes receivable, accounts payable, note payable and line-of-credit borrowings approximate their fair value due to the short-term maturities of these instruments. The carrying values of notes receivable and long-term debt approximate fair values at October 31, 1997 due to rates being at current market rates.


NOTE 16.  ADVERTISING COSTS:

Prepaid expenses include advertising of $33,322 at October 31, 1997.

Total advertising costs were $437,128 and $405,298 for the years ended October 31, 1997 and 1996, respectively.


NOTE 17.  LITIGATION:

In August, 1997 the previous owners of the Surface Doctor division filed suit against certain officers of the Company and the Company. The suit has been subsequently settled without adverse effect to the Company.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

         SIGNATURE                            TITLE                          DATE
         ---------                            -----                          -----

/s/ Patrick L. Swisher
--------------------------           President, Chief Executive and      June 30, 1998
Patrick L. Swisher                   Financial Officer and Director



/s/ George K. Moore
--------------------------           Director                            June 30, 1998
George K. Moore

                                  EXHIBIT INDEX


               Exhibit              Description
               -------              -----------
               10.1.1            Asset Purchase Agreement dated 9/1/97
                                 by and among Carolina Termite & Pest
                                 Control, Inc., et al. and Swisher Pest
                                 Control Group

               10.1.3            Non-Competition Agreement dated
                                 9/1/97 between Robert M. McCain, Jr.
                                 and Swisher Pest Control Group

               21.1              List of Registrant's Subsidiaries

               23.1              Consent of Scharf Pera & Co.

               27                Financial Data Schedule

               99.1              Letter from McGladrey & Pullen, LLC
                                 (to be filed by amendment)

