Form 10QSB
period 1998-01-31
SWISHER INTERNATIONAL INC
filed 1998-07-01
CIK 808356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED - JANUARY 31, 1998

COMMISSION FILE NUMBER: 0-21282


                           SWISHER INTERNATIONAL, INC.
                         -------------------------------
                         (NAME OF SMALL BUSINESS ISSUER)


                     NEVADA                             56-1541396
            ------------------------        ------------------------------------
            (STATE OF INCORPORATION)        (I.R.S. EMPLOYER IDENTIFICATION NO.)


               6849 FAIRVIEW ROAD
            CHARLOTTE, NORTH CAROLINA                      28210
     ----------------------------------------            ----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)



                                 (704) 364-7707
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)


     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

[X] YES      [ ]  NO

    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 31, 1998 2,222,271

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

[ ] YES      [X]  NO

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS                                                           January 31,
------                                                              1998            October 31,
                                                                 (Unaudited)           1997
                                                                ------------       ------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                     $     74,283       $    662,880
  Restricted Cash                                                    257,902            257,902
  Accounts Receivable:
     Franchisees                                                   3,035,793          3,067,899
     Other                                                           529,075            284,200
     Related Party Receivables                                       394,390            370,138
     Less Allowance for Doubtful Accounts                           (240,646)          (172,000)
                                                                ------------       ------------

              Net Accounts Receivable                              3,718,612          3,476,737

  Notes Receivable, Current Portion                                1,042,968          1,015,564
  Inventory                                                           85,544             88,786
  Prepaid Expenses                                                   518,054            184,508
  Deferred Income Taxes                                                3,000              3,000
                                                                ------------       ------------


              TOTAL CURRENT ASSETS                                 5,700,363          5,689,377

PROPERTY AND EQUIPMENT:
  Furniture & Equipment                                            1,815,132          1,760,087
  Less Accumulated Depreciation                                     (713,257)          (652,901)
                                                                ------------       ------------

              NET PROPERTY AND EQUIPMENT                           1,101,875          1,107,186

OTHER ASSETS:
  Notes Receivable
     Franchisees                                                   1,655,671          1,862,590
     Related Party                                                   945,388            950,388
  Deferred Franchise Costs                                            72,796             77,957
  Intangible Assets, Less Amortization                             2,573,952          2,563,452
                                                                ------------       ------------

              NET OTHER ASSETS                                     5,247,807          5,454,387
                                                                ------------       ------------

              TOTAL ASSETS                                      $ 12,050,045       $ 12,250,950
                                                                ============       ============




                                  (CONTINUED)

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY                             January 31,
------------------------------------                                1998            October 31,
                                                                 (Unaudited)           1997
                                                                ------------       ------------
CURRENT LIABILITIES:
  Line of Credit and
     Long-Term Debt, Current Portion                            $  2,321,043       $  1,978,984
  Accounts Payable                                                 2,184,176          2,041,705
  Accrued Expenses                                                   133,785            222,548
  Deferred Revenue                                                   326,303            329,198
  Income Taxes Payable                                                    --            109,823
                                                                ------------       ------------

           TOTAL CURRENT LIABILITIES                               4,965,307          4,682,258

LONG-TERM DEBT                                                     1,342,486          1,476,689

DEFERRED INCOME TAXES                                                100,000            100,000
                                                                ------------       ------------

           TOTAL LIABILITIES                                       6,407,793          6,258,947

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.10 par value; 1,500,000 shares
     authorized; none issued                                              --                 --
  Series A Junior Participating Preferred stock, par value
     $1.00; authorized 100,000 shares;  none issued                       --                 --
  Common Stock, $.01 par value; 15,000,000 shares
     authorized; 2,122,271 shares issued and
     outstanding at January  31, 1998 and 2,122,271
     outstanding at October 31,1997                                   21,223             21,223
  Additional Paid-In Capital                                       4,128,723          4,128,723
  Retained Earnings                                                1,492,306          1,842,057
                                                                ------------       ------------

           TOTAL STOCKHOLDERS' EQUITY                              5,642,252          5,992,003
                                                                ------------       ------------

           TOTAL LIABILITIES &
                 STOCKHOLDERS' EQUITY                           $ 12,050,045       $ 12,250,950
                                                                ============       ============

                  SWISHER INTERNATIONAL INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)


                                                        Three Months Ended
                                                            January 31,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------       -----------
REVENUES:
     Annuity Revenues:
         Product Sales to Franchisees              $ 1,527,399       $   972,076
         Service Fees                                  485,303           433,741
         Royalties                                     578,302           517,405
         Marketing Fees                                 17,710            14,085
                                                   -----------       -----------

            Total Annuity Revenues                   2,608,714         1,937,307

     Revenue from Company-Owned Subsidiaries           443,520           457,545
     Initial Franchise Sales:
         Swisher Hygiene                                    --           250,000
         Surface Doctor                                145,645            75,000
         Swisher Pest Control                           18,000                --
     Gain on Sale of Company-Owned Operations               --           109,378
     Other Income                                       67,016            58,990
                                                   -----------       -----------

            TOTAL REVENUES                           3,282,895         2,888,220
                                                   -----------       -----------

EXPENSES:
     Selling, G & A Expenses:
         Corporate & Hygiene Franchising             1,300,740           929,769
         Swisher Maid Franchising                       19,223            73,833
         Surface Doctor                                502,700           314,438
         Swisher Pest Control                          174,515                --
     Cost of Product Sales                           1,203,632           832,149
     Expenses of Company-Owned Subsidiaries            481,919           415,872
     Interest Expense                                   86,207            49,077
                                                   -----------       -----------

            TOTAL EXPENSES                           3,768,936         2,615,138
                                                   -----------       -----------

INCOME BEFORE TAXES AND
     NON-RECURRING ITEMS                              (486,041)          273,082

PROVISION FOR INCOME TAXES                            (136,290)          110,490
                                                   -----------       -----------

NET INCOME                                         $  (349,751)      $   162,592
                                                   ===========       ===========

EARNINGS PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT
         BASIC EARNINGS                            $     (0.16)      $      0.08
                                                   ===========       ===========

         COMMON SHARES                               2,122,271         2,119,846
                                                   ===========       ===========


         DILUTED EARNINGS                          $     (0.16)      $      0.08
                                                   ===========       ===========

         COMMON SHARES AND EQUIVALENTS               2,122,271         2,119,846
                                                   ===========       ===========

                  SWISHER INTERNATIONAL INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                          Three Months Ended
                                                                              January 31,
                                                                      -------------------------
                                                                         1998            1997
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                       $(349,751)      $ 162,592
              Adjustments to reconcile net income to net cash
                       provided (used) by operating activities -
              Depreciation and amortization                             116,419          71,548
              (Gain) on financed sales of Company Operations                 --
     Change in Assets and Liabilities -
              (Increase) decrease in assets -
                       Accounts receivable                             (241,874)       (532,785)
                       Inventory                                          3,242           1,937
                       Prepaid expenses                                (333,546)          2,022
                       Deferred franchise costs                           5,161          (6,930)
                       Notes receivable                                 184,515          73,443
            Increase (decrease) in liabilities -
                       Accounts payable                                 142,472        (407,983)
                       Accrued expenses                                 (88,763)        (61,416)
                       Income taxes payable                            (109,823)          1,990
                       Deferred revenue                                  (2,895)        (14,800)
                                                                      ---------       ---------

                       Total Adjustments                               (325,093)       (872,974)
                                                                      ---------       ---------

              NET CASH PROVIDED (USED) BY OPERATING
                       ACTIVITIES                                      (674,844)       (710,382)
                                                                      ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                           (55,045)       (144,029)
     Decrease (increase) in intangible & other assets                   (66,563)         38,319
                                                                      ---------       ---------

              NET CASH PROVIDED (USED) BY INVESTING
                       ACTIVITIES                                      (121,608)       (105,710)
                                                                      ---------       ---------




                                   (continued)

                  SWISHER INTERNATIONAL INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                   (continued)

                                                                            Three Months Ended
                                                                                January 31,
                                                                       -----------------------------
                                                                           1998              1997
                                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Decrease in restricted cash                                  $        --            10,826
          Net principal payments under long-term debt obligations          207,855          (161,884)
                                                                       -----------       -----------

                   NET CASH (USED) PROVIDED BY FINANCING
                            ACTIVITIES                                     207,855          (151,058)
                                                                       -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (588,597)         (967,150)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               662,880         1,809,590
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF FIRST QUARTER                        $    74,283       $   842,440
                                                                       ===========       ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          Cash paid year to date for -
                   Interest                                            $    71,237       $    44,194
                                                                       ===========       ===========

                   Income taxes                                        $   330,000       $   108,500
                                                                       ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"FORWARD-LOOKING" INFORMATION

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

      THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF JANUARY 31, 1998 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTER AND THREE MONTH PERIOD ENDED JANUARY 31, 1998 AND 1997 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED OCTOBER 31, 1997.

      GENERAL:

      The financial information for the periods ended January 31, 1998 and 1997 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at January 31, 1998 and 1997, and the results of its operations and its cash flows for the three-month period then ended.

      The Company operates in two principal business areas: "Franchise Operations," which includes Initial Franchise Sales and Annuity Revenues (Service Fees, Product Sales to Franchisees, Royalties, and Marketing Fees), and "Company Operations through Company Owned Subsidiaries," which includes the Company's hygiene operations located in Space Coast, FL; and Tulsa, OK; the Company's residential maids operations located in the Charlotte, NC and Scottsdale, AZ areas, and the Company's pest control operations located in Monroe, NC. The Company's subsidiaries are actively engaged in providing hygiene services, pest control, and maid services directly to customers in the same manner as franchisees.

   For the 3 months ended January 31, 1998 a net loss of $350,000 was recorded, a decrease of $504,000 from the prior year period. The decrease in net income was caused by an increase in Corporate and Hygiene expenses of $371,000, Surface Doctor expenses of $188,000, and Pest Control expenses of $175,000. Additionally initial franchise sales decreased by $161,000 and the gain on sale of Company-owned operations of $109,000 from the prior year period which did not re-occur in 1997. These decreases in net income were partially offset by increases in product sales (net of product costs) of $184,000 and reductions of income tax provision of $246,000.

      REVENUE:

      Revenues in the first quarter ended January 31, 1998, increased 14% to $3,283,000 as compared to prior year first quarter ended January 31, 1997, of $2,888,000. The major factor in the increase is the continued growth of in Annuity Revenues, offset by decreases in Hygiene Initial Franchise Sales and a gain on the sale of Company owned operations in 1997.

          FRANCHISE OPERATIONS. Annuity Revenues for the three-month period ended January 31, 1998, increased 35% to $2,608,000 as compared to prior year first quarter results of $1,937,000. The majority of the increase related to $555, 000 increase in product sales to franchisees. Revenue derived from Initial Franchise Sales, including sales of Master Licenses in foreign countries, decreased 50% to $163,000 compared to prior year first quarter sales of $325,000, which included a $250,000 U.K. Master License Agreement.

          COMPANY OPERATIONS. Revenues decreased 3% for the three-months ended January 31, 1998, compared to the prior year first quarter. This decrease is attributable to the sales in December 1996 of the Jacksonville, FL Hygiene operations and of the Atlanta, GA Surface Doctor operation, and the July 1997 sale of the Charlotte, NC Hygiene operations to franchisees. The sales of the Jacksonville and Atlanta operations produced a gain of $109,000 in 1997, with no comparable gain or sales in the 1998 three month period.

      EXPENSES:

      Total pre-tax expenses for the first quarter of 1998 increased 44% over first quarter 1997, which represents an increase of $1,154,000. Selling, general and administrative expenses increased by 52% to $1,997,000 compared to prior year first quarter of $1,318,000. Expenses of Company-owned subsidiaries increased $66,000 from the prior year's first quarter.

          FRANCHISE OPERATIONS. Expenses for the first quarter of 1998 increased $1,087,000 compared with the first quarter of 1997. Expenses of $175,000 in Swisher Pest Control reflect the Company's continued investment in the start-up of this system.. The $188,000 increase in Surface Doctor expenses from the prior year represent the Company's continuing efforts to integrate this system acquired in July 1996, and the on-going efforts to sell international licenses. Cost of products for resale to franchisees increased $371,000 or 45% over the prior year first quarter and corresponds to a 57% increase in product sales revenues.

          COMPANY OPERATIONS. Expenses for the quarter ended January 31, 1998, increased by $66,000 or 16% as compared to first quarter 1997. This increase in expenses is attributable to the addition of the Company's Charlotte, NC, pest control operation. The Company hygiene, residential maids, and pest control operations are operated in the same manner as franchise operations.

      INCOME:

      Net income for the three months ended January 31, 1997, decreased $502,000 compared to the 1997 first quarter. Net loss was $350,000 for the quarter ended January 31, 1998, compared to net income of $163,000 in the first quarter of 1997. The basic loss per share for the three months ended January 31, 1998, was $(.16) on 2,122,271 common shares, as compared to net income in the same period last year of $.08 per share on 2,119,846 shares. The fully diluted loss was also $ (0.16) on 2,122,271 common shares and equivalents in the three months ended January 31, 1998 and net income of $.08 on 2,119,846 common shares and equivalents for the comparable prior year period.

          FRANCHISE OPERATIONS. Operating income for the three-month period ended January 31, 1998 decreased for a loss of $448,000 compared to income for the same period last year of $231,000. This decrease of $679,000 is mainly attributable to costs incurred in developing the infrastructure to support international and pest control franchise sales.

          COMPANY OPERATIONS. Operating income for the first quarter 1998, decreased for a loss of $38,000 as compared to income in the first quarter 1997 of $42,000. This decrease of $80,000 is primarily attributable to the sale in July 1997 of the Company owned Charlotte, NC Hygiene operation.

      An income tax benefit of $136,000 was an improvement of $247,000 from the first quarter of 1997

      LIQUIDITY AND CAPITAL RESOURCES:

      The Company has historically financed its growth through cash from operations. In addition, the Company used the proceeds of a public offering completed in April 1993 to finance the expansion of its franchise system. In the first three months of fiscal year 1998, approximately $675,000 net cash used by operations resulted primarily from a net loss of ($350,000) combined with increases of $242,000 in accounts receivable and $334,000 in prepaid expenses partially offset by a decrease of $185,000 in notes receivable. An increase of approximately $208,000 in net cash provided from financing activities resulted primarily from an increase in borrowings on the Company's line of credit.

      Working capital decreased $376,000 during the first three months of fiscal 1998 due principally to the use of $588,000 in cash and cash equivalents as detailed in the Consolidated Statement of Cash Flows and an increase of $142,000 in accounts payable due primarily to a 45% increase in the cost of product sales.

      Total assets decreased $201,000 due mainly to a decrease in cash and cash equivalents. Total liabilities decreased by $149,000 which also reflects the use of cash and cash equivalents.

      The Company has reviewed the Year 2000 problem as it relates to the Company's internal systems as well as those of its vendors and determined that it will not have a material impact on its business, operations nor its financial condition. Nevertheless, the Company's rapid expansion has resulted in an increasing number of entities with which the Company does business. While the Company believes that the Year 2000 issue will not have a material impact on the Company's internal operations or those of its current vendors, there can be no guarantee that the systems of other unrelated entities on which its systems and operations rely, or on which its systems and operations may rely in the future, will be corrected on a timely basis and will not have a material adverse impact on the Company.

                           Part II - OTHER INFORMATION

Item 1.  Legal proceedings
         none

Item 2.  Changes in Securities
         none

Item 3.  Defaults Upon Senior Securities
         none

Item 4. Submission of Matters to a Vote of Security Holders none

Item 5.  Other information
         none

Item 6.  Exhibits and Reports on Form 8-K

         (1)  Exhibits
                  27 Financial Data Schedule (for SEC use only.)

         (2)  Reports on Form 8-K
                  A second amendment to Form 8-K dated July 30, 1996 was filed on December 9, 1997 relating to the acquisition of Surface Doctor.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SWISHER INTERNATIONAL, INC.
                                        Registrant

Date - June 30, 1998                    by: /s/ Patrick L. Swisher
                                           -------------------------------------
                                        Patrick L. Swisher
                                        Chief Executive Officer

Date - June 30, 1998                    by: /s/ Thomas W. Busch
                                           -------------------------------------
                                        Thomas W. Busch
                                        Principal Accounting Officer