Form 10QSB
period 1998-04-30
SWISHER INTERNATIONAL INC
filed 1998-07-01
CIK 808356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED - APRIL 30, 1998

COMMISSION FILE NUMBER:    0-21282


                           SWISHER INTERNATIONAL, INC.
                           ---------------------------
                         (NAME OF SMALL BUSINESS ISSUER)


                NEVADA                                   56-1541396
       -----------------------              ------------------------------------
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

         6849 FAIRVIEW ROAD
      CHARLOTTE, NORTH CAROLINA                            28210
---------------------------------------                  ----------
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

[X] YES      [ ]  NO

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 31, 1998: 2,222,271

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

[ ] YES      [X]  NO

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                              APRIL 30,
------                                                1998        OCTOBER 31,
                                                   (UNAUDITED)       1997
                                                 --------------   -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                      $    20,896     $   662,880
  Restricted Cash                                    257,902         257,902
  Accounts Receivable:
    Franchisees                                    3,370,135       2,994,399
    Other                                            351,269         284,200
    Related Party Receivables                        394,390         370,138
    Less Allowance for Doubtful Accounts            (324,046)        172,000
                                                 -----------     -----------

        Net Accounts Receivable                    3,791,748       3,476,737

  Notes Receivable, Current Portion                  834,368       1,015,564
  Inventory                                           94,940          88,786
  Prepaid Expenses                                   568,654         184,508
  Deferred Income Taxes                                3,000           3,000
                                                 -----------     -----------


        TOTAL CURRENT ASSETS                       5,571,508       5,689,377

PROPERTY AND EQUIPMENT:
  Furniture & Equipment                            1,833,541       1,760,087
    Less Accumulated Depreciation                   (780,629)       (652,901)
                                                 -----------     -----------

        NET PROPERTY AND EQUIPMENT                 1,052,912       1,107,186

OTHER ASSETS:
  Notes Receivable
    Franchisees                                    1,680,610       1,862,590
    Related Party                                  1,446,638         950,388
  Deferred Franchise Costs                            48,530          77,957
  Intangible Assets, Less Amortization             2,560,862       2,563,452
                                                 -----------     -----------

        NET OTHER ASSETS                           5,736,640       5,454,387
                                                 -----------     -----------

        TOTAL ASSETS                             $12,361,060     $12,250,950
                                                 ===========     ===========


                                   (CONTINUED)

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY                         APRIL 30,
------------------------------------                           1998           OCTOBER 31,
                                                            (UNAUDITED)           1997
                                                           ------------       -----------
CURRENT LIABILITIES:
   LINE OF CREDIT AND
      LONG-TERM DEBT, CURRENT PORTION                      $ 2,303,963        $ 1,978,984
   ACCOUNTS PAYABLE                                          2,421,517          2,041,705
   ACCRUED EXPENSES                                            361,762            222,548
   DEFERRED REVENUE                                            341,311            329,198
   INCOME TAXES PAYABLE                                             --            109,823
                                                           -----------        -----------

        TOTAL CURRENT LIABILITIES                            5,428,553          4,682,258

LONG-TERM DEBT                                               1,217,669          1,476,689

DEFERRED INCOME TAXES                                          100,000            100,000
                                                           -----------        -----------

        TOTAL LIABILITIES                                    6,746,222          6,258,947

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.10 PAR VALUE; 1,500,000 SHARES
      AUTHORIZED; NONE ISSUED                                       --                 --
   SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE
      $1.00; AUTHORIZED 100,000 SHARES; NONE ISSUED                 --                 --
   COMMON STOCK, $.01 PAR VALUE; 15,000,000 SHARES
      AUTHORIZED; 2,222,271 SHARES ISSUED AND
      OUTSTANDING AT APRIL 30, 1998 AND 2,122,271
      OUTSTANDING AT OCTOBER 31,1997                            22,223             21,223
   ADDITIONAL PAID-IN CAPITAL                                4,448,220          4,128,723
   RETAINED EARNINGS                                         1,144,395          1,842,057
                                                           -----------        -----------

        TOTAL STOCKHOLDERS' EQUITY                           5,614,838          5,992,003
                                                           -----------        -----------

        TOTAL LIABILITIES &
           STOCKHOLDERS' EQUITY                            $12,361,060        $12,250,950
                                                           ===========        ===========

                  SWISHER INTERNATIONAL INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    APRIL 30,                    APRIL 30,
                                          --------------------------   --------------------------
                                                 1998         1997          1998          1997
                                          --------------------------   --------------------------
REVENUES:
  ANNUITY REVENUES:
    PRODUCT SALES TO FRANCHISEES           $ 1,630,024    $1,352,781   $ 3,157,424    $2,324,857
    SERVICE FEES                               531,379       450,991     1,016,682       884,732
    ROYALTIES                                  649,109       500,797     1,227,410     1,018,202
    MARKETING FEES                              19,500        14,314        37,210        28,399
                                           -----------    ----------   -----------    ----------

       TOTAL ANNUITY REVENUES                2,830,012     2,318,883     5,438,726     4,256,190

  REVENUE FROM COMPANY-OWNED SUBSIDIARIES      528,261       400,634       971,781       858,179
  INITIAL FRANCHISE SALES:
    SWISHER HYGIENE                             20,558        95,525        20,558       345,525
    SURFACE DOCTOR                             294,600       159,605       440,245       234,605
    SWISHER PEST CONTROL                             -             -        18,000             -
  GAIN ON SALE OF COMPANY-OWNED OPERATIONS           -        38,804             -       148,182
  OTHER INCOME                                  80,234        83,201       147,250       142,191
                                           -----------    ----------   -----------    ----------

       TOTAL REVENUES                        3,753,665     3,096,652     7,036,560     5,984,872
                                           -----------    ----------   -----------    ----------

EXPENSES:
  SELLING, G & A EXPENSES:
    CORPORATE & HYGIENE FRANCHISING          1,626,608       975,025     2,927,346     1,904,794
    SWISHER MAID FRANCHISING                    11,994        34,864        31,216       108,697
    SURFACE DOCTOR                             378,326       357,499       881,026       671,937
    SWISHER PEST CONTROL                       162,488             -       337,003             -
  COST OF PRODUCT SALES                      1,404,110     1,052,487     2,607,743     1,884,636
  EXPENSES OF COMPANY-OWNED SUBSIDIARIES       500,454       386,774       982,374       802,646
  INTEREST EXPENSE                              69,916        45,476       156,123        94,553
                                           -----------    ----------   -----------    ----------

       TOTAL EXPENSES                        4,153,896     2,852,125     7,922,831     5,467,263
                                           -----------    ----------   -----------    ----------

INCOME BEFORE TAXES AND
  NON-RECURRING ITEMS                         (400,231)      244,527      (886,271)      517,609

PROVISION FOR INCOME TAXES                     (52,319)       97,710      (188,609)      208,200
                                           -----------    ----------   -----------    ----------

NET INCOME                                    (347,912)   $  146,817   $  (697,662)   $  309,409
                                           ===========    ==========   ===========    ==========

EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT
    BASIC EARNINGS                               (0.16)        $0.07        ($0.33)        $0.16
                                           ===========    ==========   ===========    ==========

    COMMON SHARES                            2,169,998     1,992,490     2,145,735     1,966,942
                                           ===========    ==========   ===========    ==========


    DILUTED EARNINGS                             (0.16)        $0.06        ($0.33)        $0.13
                                           ===========    ==========   ===========    ==========

    COMMON SHARES AND EQUIVALENTS            2,169,998     2,398,958     2,145,735     2,386,308
                                           ===========    ==========   ===========    ==========

                  SWISHER INTERNATIONAL INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                 SIX MONTHS ENDED
                                                                                     APRIL 30,
                                                                        ---------------------------------
                                                                               1998              1997
                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                          $  (697,662)       $   309,409
            ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
                  PROVIDED (USED) BY OPERATING ACTIVITIES -
            DEPRECIATION AND AMORTIZATION                                    257,956            147,750
            (GAIN) ON FINANCED SALES OF COMPANY OPERATIONS                        --
     CHANGE IN ASSETS AND LIABILITIES -
            (INCREASE) DECREASE IN ASSETS -
                  ACCOUNTS RECEIVABLE                                       (315,011)          (526,205)
                  INVENTORY                                                   (6,154)           (16,486)
                  PREPAID EXPENSES                                          (384,146)           (90,610)
                  DEFERRED FRANCHISE COSTS                                    29,427            (29,691)
                  NOTES RECEIVABLE                                          (133,074)          (364,819)
      INCREASE (DECREASE) IN LIABILITIES -
                  ACCOUNTS PAYABLE                                           379,813            385,910
                  ACCRUED EXPENSES                                           139,214            (40,891)
                  INCOME TAXES PAYABLE                                      (109,823)           112,800
                  DEFERRED REVENUE                                            12,113            (14,801)
                                                                         -----------        -----------

                  TOTAL ADJUSTMENTS                                         (129,685)          (437,043)
                                                                         -----------        -----------

            NET CASH PROVIDED (USED) BY OPERATING
                  ACTIVITIES                                                (827,347)          (127,634)
                                                                         -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASE OF FIXED ASSETS                                                (73,454)          (172,271)
     DECREASE (INCREASE) IN INTANGIBLE & OTHER ASSETS                       (127,638)             4,624
                                                                         -----------        -----------

            NET CASH PROVIDED (USED) BY INVESTING
                  ACTIVITIES                                                (201,092)          (167,647)
                                                                         -----------        -----------



                                   (CONTINUED)

                  SWISHER INTERNATIONAL INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                        SIX MONTHS ENDED
                                                                                            APRIL 30,
                                                                                 ------------------------------
                                                                                       1998              1997
                                                                                 -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     DECREASE IN RESTRICTED CASH                                                 $        --             10,826
     NET - PROCEEDS FROM STOCK TRANSACTIONS                                          320,497              3,927
     NET PRINCIPAL PAYMENTS UNDER LONG-TERM DEBT OBLIGATIONS                          65,958           (945,387)
                                                                                 -----------        -----------

            NET CASH (USED) PROVIDED BY FINANCING
                 ACTIVITIES                                                          386,455           (930,634)
                                                                                 -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (641,984)        (1,225,915)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         662,880          1,809,590
                                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS, END OF SECOND QUARTER                                 $    20,896        $   583,675
                                                                                 ===========        ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     CASH PAID YEAR TO DATE FOR -
            INTEREST                                                             $   171,364        $    84,502
                                                                                 ===========        ===========

            INCOME TAXES                                                         $   330,000        $    94,500
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

     THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF APRIL 30, 1998 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTH PERIOD ENDED APRIL 30, 1998 AND 1997 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED OCTOBER 31, 1997.

     GENERAL:

     The financial information for the periods ended April 30, 1998 and 1997 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at April 30, 1998 and 1997, and the results of its operations and its cash flows for the six-month period then ended.

     The Company operates in two principal business areas: "Franchise Operations," which includes Initial Franchise Sales and Annuity Revenues (Service Fees, Product Sales to Franchisees, Royalties, and Marketing Fees), and "Company Operations through Company Owned Subsidiaries," which includes the Company's hygiene operations located in Space Coast, FL; and Tulsa, OK; the Company's residential maids operations located in the Charlotte, NC and Scottsdale, AZ areas, and the Company's pest control operations located in Monroe, NC. The Company's subsidiaries are actively engaged in providing hygiene services, pest control, and maid services directly to customers in the same manner as franchisees. The Company is currently not in compliance with the FTC Rule on franchise sales due to outstanding reports required to be filed with the SEC, which affected the Company's ability to sell certain US franchises in the second quarter. Following the filing of these outstanding documents with the SEC, the Company expects the return of eligibility to sell domestic franchises.

     On March 19, 1998, options for 100,000 shares were exercised by certain officers and directors of the company. This transaction created a note receivable to the company of approximately $511,000. This is included in the $1,447,000 long term note receivable related party balance.

     For the 3 months ended April 30, 1998, a net loss of $348,000 was recorded, a decrease of $495,000 from the prior year period. The decrease in net income was caused by an increase in Corporate and Hygiene expenses of $651,000, an increase in Pest Control expenses of $162,000, and a decrease in product sales gross margin of $74,000. Additionally, the $38,804 gain on sale of Company-owned operations from the prior year period did not re-occur in 1998. These decreases in net income were partially offset by a reduction in the income tax provision of $150,000.

     REVENUE:

     Revenues in the second quarter ended April 30, 1998, increased 21% to $3,754,000 compared to prior year second quarter ended April 30, 1997, of $3,097,000. The major factor in the increase is the continued growth of in Annuity Revenues.

               FRANCHISE OPERATIONS. Annuity Revenues for the three-month period ended April 30, 1998, increased 22% to $2,830,000 as compared to prior year second quarter results of $2,319,000. The majority of the increase related to $277, 000 increase in product sales to franchisees. Revenue derived from Initial Franchise Sales, including sales of Master Licenses in foreign countries, increased 24% to $315,000 compared to prior year second quarter sales of $255,000.

               COMPANY OPERATIONS. Revenues increased 32% to $528,000 for the three-months ended April 30, 1998, compared to the prior year second quarter of $400,600. This increase is primarily attributable to the addition of the Pest Control operations located in Monroe, NC.

     EXPENSES:

     Total pre-tax expenses for the second quarter of 1998 increased 46% over second quarter 1997, which represents an increase of $1,302,000. Selling, general and administrative expenses increased by 59% to $2,179,000 compared to prior year second quarter of $1,367,000. Expenses of Company-owned subsidiaries increased $113,700 from the prior year's second quarter.

          FRANCHISE OPERATIONS. Expenses for the second quarter of 1998 increased $1,188,000 compared with the second quarter of 1997. Corporate and Hygiene Franchising expenses increased $651,000, approximately $200,000 of this increase is due to increases in professional fees{tom to edit} Expenses of $162,000 in Swisher Pest Control reflect the Company's continued investment in the start-up of this system. The $20,000 increase in Surface Doctor expenses from the prior year represent the Company's continuing efforts to integrate this system acquired in July 1996, and the on-going efforts to sell international licenses. Cost of products for resale to franchisees increased $352,000 or 33% over the prior year second quarter and corresponds to a 20% increase in product sales revenues. A change in the mix of products sold caused a decrease in the gross margin of $74,000.

          COMPANY OPERATIONS. Expenses for the quarter ended April 30, 1998, increased by $114,000 or 29% as compared to second quarter 1997. This increase in expenses is attributable to the addition of the Company's Charlotte, NC, pest control operation. The

          Company hygiene, residential maids, and pest control operations are operated in the same manner as franchise operations.

     INCOME:

     Net income for the three months ended April 30, 1997, decreased $495,000 compared to the 1997 second quarter. Net loss was $348,000 for the quarter ended April 30, 1998, compared to net income of $147,000 in the second quarter of 1997. The basic loss per share for the three months ended April 30, 1998, was $(.16) on 2,169,998 common shares, as compared to the same period last year of $.07 per share on 1,992,490 shares. Fully diluted (loss) earnings were also $ (0.16) on 2,169,998 common shares and equivalents in the three months ended April 30, 1998 and $.06 on 2,398,958 common shares and equivalents for the comparable prior year period.

          FRANCHISE OPERATIONS. Operating income for the three-month period ended April 30, 1998 decreased for a loss of $428,000 compared to income for the same period last year of $231,000. This decrease of $659,000 is mainly attributable to costs incurred in developing the infrastructure to support international and pest control franchise sales.

          COMPANY OPERATIONS. Operating income for the second quarter 1998, increased to $28,000 as compared to income in the second quarter 1997 of $14,000. This increase of $14,000 is attributable to the addition of the Pest Control operations in Monroe, NC.

     An income tax benefit of $52,000 was an improvement of $149,000 from the second quarter of 1997

     LIQUIDITY AND CAPITAL RESOURCES:

     The Company has historically financed its growth through cash from operations. In addition, the Company used the proceeds of a public offering completed in April 1993 to finance the expansion of it's franchise system.

     For the first six months in fiscal year 1998, net cash used by operations and investing activities were approximately $827,000 and $201,000 respectively. The increase of $386,000 in net cash provided from financing activities resulted primarily from stock options being exercised by certain officers and directors.

     Working capital decreased $882,000 during the first six months of fiscal year 1998 due principally to the use of $642,000 in cash and cash equivalents as detailed in the Consolidated Statement of Cash Flows and an increase of $379,800 in accounts payable due primarily to a 33% increase in the cost of product sales.

     Total assets increased $227,000 due mainly to an increase in accounts receivable and prepaids. Total liabilities increased by $487,000, which is reflected in the increase in accounts payable and accrued expenses.

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

                           Part II - OTHER INFORMATION

Item 1.  Legal proceedings
         In August 1997, the previous owners of the Surface Doctor Division filed suit against certain officers of the Company and the Company. Civil Action File NO. 97-CV-2581 (CC) and Civil Action File No. 1 97-CV-2303-CC were both filed in the United States District Court for the Northern District of Georgia, Atlanta Division. These suits were settled during the quarter, without any adverse effect to the Company. As part of the settlement, the former director and previous owner of Surface Doctor relinquished back to the Company options for 75,000 shares of common stock.

Item 2.  Changes in Securities
         Options for 100,000 shares were exercised by certain officers and directors on March 19, 1998. The exercising of these options created a note receivable to the company in the amount of $511,250 and is included in the long term note receivable related parties balance. A schedule of the options exercised are as follows:
                      Pat Swisher     -   57,600 shares @ $5.50 per share
                      Tom Reeder      -   19,000 shares @ $5.00 per share
                      George Moore    -   23,400 shares @ $4.25 per share

Item 3.  Defaults Upon Senior Securities
         none

Item 4. Submission of Matters to a Vote of Security Holders none

Item 5.  Other information
         none

Item 6.  Exhibits and Reports on Form 8-K

         (1)  Exhibits
                  27 Financial Data Schedule (for SEC use only.)

         (2)  Reports on Form 8-K
                  A report on Form 8-K was filed on February 27, 1998, relating to the withdrawal of the Company's Certifying Accountants.

                  A report on Form 8-K was filed on March 13, 1998, relating to the Company's former Certifying Accountants response to the Company's report filed on February 27, 1998.

                  Amendment No. 1 to the report on Form 8-K originally filed on March 13, 1998, was filed on March 24, 1998, relating to the withdrawal of the Company's Certifying Accountants.

                  Amendment No. 2 to the report on Form 8-K originally filed on March 13, 1998, was filed on April 24, 1998, relating to retention of new Certifying Accountants for the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SWISHER INTERNATIONAL, INC.
                                             Registrant

Date - June 30, 1998                         by: /s/ Patrick L. Swisher
                                                --------------------------------
                                             Patrick L. Swisher
                                             Chief Executive Officer

Date - June 30, 1998                         by: /s/ Thomas W. Busch
                                                --------------------------------
                                             Thomas W. Busch
                                             Principal Accounting Officer