Form 10KSB/A
period 1997-10-31
SWISHER INTERNATIONAL INC
filed 1998-07-17
CIK 808356

                                   FORM 10-KSB/A-1

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

The aggregate market value of the 2,222,271 shares of Common Stock held by non-affiliates was $5,000,109.75 as of June 26, 1998. The market value of the shares was calculated based on the $2.25 price of such shares for the last trade as reported by certain broker-dealer proprietary trading systems on such date.

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


                                                                              SHARES BENEFICIALLY OWNED
                                                                              -------------------------
                        NAME AND ADDRESS(1)                                    NUMBER           PERCENT
-----------------------------------------------------------------             --------          -------
Patrick L. Swisher(2)............................................              259,217           12.2%
W. Tom Reeder, III(3)............................................               88,167            4.1%
Bruce Mullan(4)..................................................                3,000            0.1%
Amy K. King......................................................                   --             --
George K. Moore(4)...............................................               85,067            4.0%
Providence LLC(5)................................................              259,000           12.2%
All Directors and Officers as a Group (five persons)(6)..........              435,451           20.5%

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

          #4.3     Form of Rights Agreement and Form of Rights Certificate.

     OOO10.1.1     Asset Purchase Agreement dated September 1, 1997, by and
                      among Carolina Termite and Pest Control, Inc., et al. and
                      Swisher Pest Control Group.

       *10.1.2     Amended Employment Agreement, effective January 1, 1993,
                      between Patrick L. Swisher and the Company.

     OOO10.1.3     Non Competition Agreement dated September 1, 1997, between
                      Robert M. McCain, Jr. and Swisher Pest Control Group.

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

EXHIBIT
-------

     OOO21.1       List of Subsidiaries of the Company

       -23.1       Consent of Scharf Pera & Co.

     OOO27.        Financial Data Schedule.

       -99.1       Letter from McGladrey & Pullen, LLP.

-------------

-       Filed herewith.

OOO     Previously filed.

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

OO Previously filed and incorporated in reference from the Company's Form 10-K per the fiscal year ended October 31, 1996. (S.E.C. File No. 0-21282).

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
                                                                                        ===========

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 1997 and 1996



                                                                           1997              1996
                                                                        -----------      ------------
              Revenues
                Revenues from Franchisees
                  Product sales                                         $ 5,366,127      $  3,288,324
                  Service fees                                            1,832,962         1,659,679
                  Royalties                                               2,126,369         1,626,660
                  Marketing fees                                             73,226            46,822
                                                                        -----------      ------------
                                                                          9,398,684         6,621,485
                                                                        -----------      ------------
                Initial franchise sales - hygiene (Notes 3 and 11)          910,507           424,411
                Initial franchise sales - maids (Notes 3 and 11)                 --           (38,610)
                Initial franchise sales - Surface Doctor
                  (Notes 3 and 11)                                          348,805           353,983
                Initial franchise sales - pest control
                  (Notes 3 and 11)                                           88,000                --
                Revenue from Company-owned hygiene operations               674,742         1,672,947
                Revenue from Company-owned maids operations                 812,212           855,181
                Revenue from Company-owned Surface Doctor
                   operations                                                45,042            84,427
                Revenue from Company-owned pest control
                   operations                                               171,124                --
                Interest income                                             283,354           284,757
                Gain on sale of Company-owned
                    operations                                              497,189           288,597
                Other                                                        46,672            39,387
                                                                        -----------      ------------

                                                                         13,276,331        10,586,565
                                                                        -----------      ------------
              Expenses
                Selling, general and administrative                       6,220,475         4,823,247
                Cost of product sales to franchisees                      4,274,019         3,066,788
                Costs related to Company-owned hygiene
                  operations                                                579,174         1,432,609

                Costs related to Company-owned maids operations             803,458           991,059
                Costs related to Company-owned Surface Doctor
                  operations                                                148,178           117,136
                 Costs related to Company-owned pest control
                  operations                                                169,530                --
                Interest                                                    210,721           243,885
                                                                        -----------      ------------

                                                                         12,405,555        10,674,724
                                                                        -----------      ------------

                    INCOME (LOSS) BEFORE INCOME TAXES                       870,776           (88,159)
              Income tax expense (Note 9)                                   338,868            66,382
                                                                        -----------      ------------

                         NET INCOME (LOSS)                              $   531,908      $   (154,541)
                                                                        ===========      ============

              Net income per common share                               $      0.25      $      (0.09)
                                                                        ===========      ============
              Weighted average number of common share and
                    common share equivalents outstanding                  2,619,064         1,797,319
                                                                        ===========      ============


See Notes to Consolidated Financial Statements.

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended October 31, 1997 and 1996


                                                   Common Stock          Additional
                                              ----------------------       Paid-In         Retained
                                               Shares        Amount        Capital         Earnings           Total
                                              ---------      -------      ----------      -----------       -----------

Balance, October 31, 1995                     1,719,299      $17,194       3,002,637        1,464,690         4,484,521

Issuance of common stock and options in
    connection with an asset acquisition        200,000        2,000         967,062               --           969,062

Issuance of common stock in connection
    with the exercise of stock options           16,500          165          36,960               --            37,125

Net loss                                             --           --              --         (154,541)         (154,541)
                                              ---------      -------      ----------      -----------       -----------

Balance, October 31, 1996                     1,935,799       19,359       4,006,659        1,310,149         5,336,167

Other                                                --           --           8,928               --             8,928

Issuance of common stock in connection          186,472        1,864         113,136               --           115,000
    with the exercise of stock options

Net income                                           --           --              --          531,908           531,908
                                              ---------      -------      ----------      -----------       -----------

Balance, October 31, 1997                     2,122,271      $21,223      $4,128,723      $ 1,842,057       $ 5,992,003
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
                                                                            ===========       =========

SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 1997 and 1996

                                                                      1997                        1996
                                                                   -----------                -----------
Cash Flows from Financing Activities
  Proceeds from stock transactions                                 $   123,928                $    37,125
  (Increase) decrease in restricted cash                                 2,925                    439,174
  Net proceeds from advances on line-of-credit
   and short-term notes payable                                        347,956                    376,042
  Proceeds from long-term debt                                       1,232,673                     85,889
  Net principal payments on long-term debt
   obligations                                                        (534,051)                  (728,026)
                                                                   -----------                -----------
       NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                          1,173,431                    210,204
                                                                   -----------                -----------
Net increase (decrease) in cash and cash
   equivalents                                                      (1,146,710)                   879,098
Cash and cash equivalents - beginning of year                        1,809,590                    930,492
                                                                   -----------                -----------

Cash and cash equivalents - end of year                            $   662,880                $ 1,809,590
                                                                   ===========                ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                       $   218,121                $   250,763
    Income taxes                                                       236,215                     51,213

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

  Notes receivable, included in deferred revenue                       329,198                    299,324
  Notes payable issued for franchise repurchases                            --                    143,380
  Transfer of accounts receivable to assets                             10,982                     51,573
   held for sale
   Notes receivable for sale of franchises                             496,840                    265,983

Acquisition of Surface Doctor Division:
  Assets purchased
    Accounts receivable                                            $                          $   120,639
    Inventories                                                             --                     75,000
    Prepaid expenses                                                        --                     40,504
    Notes receivable                                                        --                     79,687
    Equipment                                                               --                     56,233
    Intangibles                                                             --                    100,000
    Goodwill recognized                                                     --                    714,963
                                                                   -----------                -----------
                                                                            --                  1,187,026
                                                                   -----------                -----------
  Liabilities assumed
    Accounts payable                                               $        --                $    54,281
    Accrued expenses                                                        --                     27,468
    Deferred revenue                                                        --                    116,215
                                                                   -----------                -----------
                                                                            --                    197,964
                                                                   -----------                -----------
Stock Options Issued in Consideration                                                             969,062
Cash Consideration                                                                                 20,000
                                                                   -----------                -----------
                                                                   $                          $ 1,187,026
                                                                   -----------                -----------


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SWISHER INTERNATIONAL, INC.


                                   By: /s/ Thomas W. Busch
                                       -------------------------------------
                                       Thomas W. Busch
                                       Principal Accounting Officer


Dated:  July 16, 1998

                                  EXHIBIT INDEX


               Exhibit              Description
               -------              -----------
               23.1              Consent of Scharf Pera & Co.

               99.1              Letter from McGladrey & Pullen, LLC