Form 10QSB/A
period 1998-04-30
SWISHER INTERNATIONAL INC
filed 1998-08-14
CIK 808356

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-QSB/A-1


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended April 30, 1998

                        Commission File Number: 0-21282


                          SWISHER INTERNATIONAL, INC.
                        -------------------------------
                        (Name of Small Business Issuer)


             NEVADA                                56-1541396
       -----------------------          -------------------------------------
      (State of Incorporation)          (I.R.S. Employer Identification No.)

        6849 Fairview Road
      Charlotte, North Carolina                         28210
      --------------------------                        ------
(Address of principal executive offices)              (Zip Code)


                               (704) 364-7707
                               ---------------
                          (Issuer's telephone number)

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

                                 [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                       April 30, 1998       October 31,
                                               (Unaudited)           1997
                                             --------------    --------------
CURRENT ASSETS:
  Cash and Cash Equivalents                  $     20,896      $    662,880
  Restricted Cash                                 257,902           257,902
  Accounts Receivable:
    Franchisees                                 3,370,135         2,994,399
    Other                                         351,269           284,200
    Related Party Receivables                     394,390           370,138
    Less Allowance for Doubtful Accounts         (324,046)         (172,000)
                                             ------------      ------------
        Net Accounts Receivable                 3,791,748         3,476,737

  Notes Receivable, Current Portion               834,368         1,015,564
  Inventory                                        94,940            88,786
  Prepaid Expenses                                568,654           184,508
  Deferred Income Taxes                             3,000             3,000
                                             ------------      ------------
        TOTAL CURRENT ASSETS                    5,571,508         5,689,377

PROPERTY AND EQUIPMENT:
  Furniture & Equipment                         1,833,541         1,760,087
    Less Accumulated Depreciation                (780,629)         (652,901)
                                             ------------      ------------
        NET PROPERTY AND EQUIPMENT              1,052,912         1,107,186

OTHER ASSETS:
  Notes Receivable:
    Franchisees                                 1,680,610         1,862,590
    Related Party                               1,446,638           950,388
  Deferred Franchise Costs                         48,530            77,957
  Intangible Assets, Less Amortization          2,560,862         2,563,452
                                             ------------      ------------
        NET OTHER ASSETS                        5,736,640         5,454,387
                                             ------------      ------------
        TOTAL ASSETS                         $ 12,361,060      $ 12,250,950
                                             ============      ============


                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (CONTINUED)


                                                                                 April 30, 1998      October 31,
                                                                                   (Unaudited)          1997
                                                                                 --------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of Credit and
      Long-Term Debt, Current Portion                                               $ 2,303,963     $ 1,978,984
   Accounts Payable                                                                   2,421,517       2,041,705
   Accrued Expenses                                                                     361,762         222,548
   Deferred Revenue                                                                     341,311         329,198
   Income Taxes Payable                                                                      --         109,823
                                                                                    -----------     -----------
        TOTAL CURRENT LIABILITIES                                                     5,428,553       4,682,258

LONG-TERM DEBT                                                                        1,217,669       1,476,689

DEFERRED INCOME TAXES                                                                   100,000         100,000
                                                                                    -----------     -----------

        TOTAL LIABILITIES                                                             6,746,222       6,258,947

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.10 par value; 1,500,000 shares
      authorized; none issued                                                                --              --
   Series A Junior Participating Preferred Stock, par
      value $1.00; authorized 100,000 shares; none issued                                    --              --
   Common Stock, $.01 par value; 15,000,000 shares authorized;
      2,222,271 shares issued and outstanding at April 30, 1998
      and 2,122,271 outstanding at October 31, 1997                                      22,223          21,223
   Additional Paid-In Capital                                                         4,448,220       4,128,723
   Retained Earnings                                                                  1,144,395       1,842,057
                                                                                    -----------     -----------

        TOTAL STOCKHOLDERS' EQUITY                                                    5,614,838       5,992,003
                                                                                    -----------     -----------

        TOTAL LIABILITIES &
           STOCKHOLDERS' EQUITY                                                     $12,361,060     $12,250,950
                                                                                    ===========     ===========


                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                      Three Months Ended                Six Months Ended
                                                          April 30,                         April 30,
                                                -----------------------------     ---------------------------
                                                    1998            1997             1998            1997
                                                -----------      ------------    -----------       ----------
REVENUES:
  Annuity Revenues:
    Product Sales to Franchisees                $ 1,630,024      $ 1,352,781     $ 3,157,424      $ 2,324,857
    Service Fees                                    531,379          450,991       1,016,682          884,732
    Royalties                                       649,109          500,797       1,227,410        1,018,202
    Marketing Fees                                   19,500           14,314          37,210           28,399
                                                -----------      -----------     -----------      ------------
       Total Annuity Revenues                     2,830,012        2,318,883       5,438,726        4,256,190

  Revenue From Company-Owned Subsidiaries           528,261          400,634         971,781          858,179
  Initial Franchise Sales:
    Swisher Hygiene                                  20,558           95,525          20,558          345,525
    Surface Doctor                                  294,600          159,605         440,245          234,605
    Swisher Pest Control                                 --               --          18,000               --
  Gain on Sale of Company-Owned Operations               --           38,804              --          148,182
  Other Income                                       80,234           83,201         147,250          142,191
                                                -----------      -----------     -----------      ------------

       TOTAL REVENUES                             3,753,665        3,096,652       7,036,560        5,984,872
                                                -----------      -----------     -----------      ------------

EXPENSES:
  Selling, G & A Expenses:
    Corporate & Hygiene                           1,626,608          975,025       2,927,346        1,904,794
    Swisher Maid                                     11,994           34,864          31,216          108,697
    Surface Doctor                                  378,326          357,499         881,026          671,937
    Swisher Pest Control                            162,488               --         337,003               --
  Cost of Product Sales                           1,404,110        1,052,487       2,607,743        1,884,636
  Expenses of Company-Owned Subsidiaries            500,454          386,774         982,374          802,646
  Interest Expense                                   69,916           45,476         156,123           94,553
                                                -----------      -----------     -----------      ------------

       TOTAL EXPENSES                             4,153,896        2,852,125       7,922,831        5,467,263
                                                -----------      -----------     -----------      ------------

INCOME BEFORE TAXES AND NON-RECURRING ITEMS        (400,231)         244,527        (886,271)         517,609

PROVISION FOR INCOME TAXES                          (52,319)          97,710        (188,609)         208,200
                                                -----------      -----------     -----------      ------------

NET INCOME                                      $  (347,912)     $   146,817     $  (697,662)     $   309,409
                                                ===========      ===========     ===========      ===========
EARNINGS PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT BASIC EARNINGS               $     (0.16)     $      0.07     $     (0.33)     $      0.16
                                                ===========      ===========     ===========      ===========

    COMMON SHARES                                 2,169,998        1,992,490       2,145,735        1,966,942
                                                ===========      ===========     ===========      ===========


    DILUTED EARNINGS                            $     (0.16)     $      0.06     $     (0.33)     $      0.13
                                                ===========      ===========     ===========      ===========

    COMMON SHARES AND EQUIVALENTS                 2,169,998        2,398,958       2,145,735        2,386,308
                                                ===========      ===========     ===========      ===========


                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                   Six Months Ended
                                                                        April 30,
                                                                -------------------------
                                                                   1998           1997
                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                 $(697,662)     $ 309,409
            Adjustments to Reconcile Net Income to Net Cash
                  provided (used) by operating activities -
            Depreciation and amortization                         257,956        147,750
     Change in Assets and Liabilities -
            (Increase) decrease in assets -
                  Accounts receivable                            (315,011)      (526,205)
                  Inventory                                        (6,154)       (16,486)
                  Prepaid expenses                               (384,146)       (90,610)
                  Deferred franchise costs                         29,427        (29,691)
                  Notes receivable                               (133,074)      (364,819)
            Increase (decrease) in liabilities -
                  Accounts payable                                379,813        385,910
                  Accrued expenses                                139,214        (40,891)
                  Income taxes payable                           (109,823)       112,800
                  Deferred revenue                                 12,113        (14,801)
                                                                ---------      ----------
                  Total Adjustments                              (129,685)      (437,043)
                                                                ---------      ---------
            NET CASH PROVIDED (USED) BY OPERATING
                  ACTIVITIES                                     (827,347)      (127,634)
                                                                ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                     (73,454)      (172,271)
     Decrease (increase) in intangible & other assets            (127,638)         4,624
                                                                ---------      ---------

            NET CASH PROVIDED (USED) BY INVESTING
                  ACTIVITIES                                     (201,092)      (167,647)
                                                                ---------      ---------

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  (CONTINUED)



                                                                Six Months Ended
                                                                    April 30,
                                                         -----------------------------
                                                            1998              1997
                                                         ----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in restricted cash                         $        --      $    10,826
     Net - proceeds from stock transactions                  320,497            3,927
     Net principal payments under long-term debt
        obligations                                           65,958         (945,387)
                                                         -----------      -----------
            NET CASH (USED) PROVIDED BY FINANCING
                 ACTIVITIES                                  386,455         (930,634)
                                                         -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (641,984)      (1,225,915)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 662,880        1,809,590
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF SECOND QUARTER         $    20,896      $   583,675
                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid year to date for -
            Interest                                     $   171,364      $    84,502
                                                         ===========      ===========
            Income taxes                                 $   330,000      $    94,500
                                                         ===========      ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"FORWARD-LOOKING" INFORMATION

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's Hygiene, Maids, Pest Control and Surface Doctor franchise programs, (ii) the introduction of new products to be sold to franchisees, (iii) the continued successful operation of franchised businesses by Hygiene, Surface Doctor, Pest Control and Maids franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees in the payment of initial franchise fees, (v) the Company's ability to re-sell certain Hygiene businesses which have been repurchased from franchisees and (vi) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene, Maids, Pest Control and Surface Doctor franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

         The Company operates in two principal business areas: "Franchise Operations," which includes Initial Franchise Sales and Annuity Revenues (Service Fees, Product Sales to Franchisees, Royalties, and Marketing Fees), and "Company Operations through Company Owned Subsidiaries," which includes the Company's hygiene operations located in Space Coast, FL, and Tulsa, OK; the Company's residential maids operations located in the Charlotte, NC and Scottsdale, AZ areas, and the Company's pest control operation located in Monroe, NC. The Company's subsidiaries are actively engaged in providing hygiene services, pest control, and maid services directly to customers in the same manner as franchisees. The Company is currently not in compliance with the FTC Rule on franchise sales due to outstanding reports required to be filed with the SEC, which affected the Company's ability to sell certain US franchises in the second quarter. Following the filing of these outstanding documents with the SEC, the Company expects the return of eligibility to sell domestic franchises.

         On March 19, 1998, options for 100,000 shares were exercised by certain officers and directors of the Company. This transaction created a note receivable to the Company of approximately $511,000. This is included in the $1,447,000 long term note receivable related party balance.

         For the three months ended April 30, 1998, a net loss of $348,000 was recorded, a decrease of $495,000 from the prior year period. The decrease in net income was caused by an increase in Corporate and Hygiene expenses of $651,000, an increase in Pest Control expenses of $162,000, and a decrease in product sales gross margin of $74,000. Additionally, the $38,804 gain on sale of Company-owned operations from the prior year period did not re-occur in 1998. These decreases in net income were partially offset by a reduction in the income tax provision of $150,000.

REVENUE:

         Revenues in the second quarter ended April 30, 1998, increased 21% to $3,754,000 compared to prior year second quarter ended April 30, 1997, of $3,097,000. The major factor in the increase is the continued growth in Annuity Revenues.

         FRANCHISE OPERATIONS. Annuity Revenues for the three-month period ended April 30, 1998, increased 22% to $2,830,000 as compared to prior year second quarter results of $2,319,000. The majority of the increase related to $277,000 increase in product sales to franchisees. Revenue derived from Initial Franchise Sales, including sales of Master Licenses in foreign countries, increased 24% to $315,000 compared to prior year second quarter sales of $255,000.

         COMPANY OPERATIONS. Revenues increased 32% to $528,000 for the three-months ended April 30, 1998, compared to the prior year second quarter of $400,600. This increase is primarily attributable to the addition of the Pest Control operation located in Monroe, NC.

EXPENSES:

         Total pre-tax expenses for the second quarter of 1998 increased 46% over second quarter 1997, which represents an increase of $1,302,000. Selling, general and administrative expenses increased by 59% to $2,179,000 compared to prior year second quarter of $1,367,000. Expenses of Company-owned subsidiaries increased $113,700 from the prior year's second quarter.

         FRANCHISE OPERATIONS. Expenses for the second quarter of 1998 increased $1,188,000 compared with the second quarter of 1997. Corporate and Hygiene expenses increased $651,000, approximately $200,000 of this increase is due to increases in professional fees. Expenses of $162,000 in Swisher Pest Control reflect the Company's continued investment in the start-up of this system. The $20,000 increase in Surface Doctor expenses from the prior year represent the Company's continuing efforts to integrate this system acquired in July 1996, and the on-going efforts to sell international licenses. Cost of products for resale to franchisees increased $352,000 or 33% over the prior year second quarter and corresponds to a 20% increase in product sales revenues. A change in the mix of products sold caused a decrease in the gross margin of $74,000.

         COMPANY OPERATIONS. Expenses for the quarter ended April 30, 1998, increased by $114,000 or 29% as compared to second quarter 1997. This increase in expenses is attributable to the addition of the Company's Monroe, NC, pest control operation. The Company hygiene, residential maids, and pest control operations are operated in the same manner as franchise operations.

INCOME:

         Net income for the three months ended April 30, 1998, decreased $495,000 compared to the 1997 second quarter. Net loss was $348,000 for the quarter ended April 30, 1998, compared to net income of $147,000 in the second quarter of 1997. The basic loss per share for the three months ended April 30, 1998, was ($0.16) on 2,169,998 common shares, as compared to the same period last year of $.07 per share on 1,992,490 shares. Fully diluted (loss) earnings were also $ (0.16) on 2,169,998 common shares and equivalents in the three months ended April 30, 1998 and $.06 on 2,398,958 common shares and equivalents for the comparable prior year period.

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

         An income tax benefit of $52,000 was an improvement of $149,000 from the second quarter of 1997.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         In August 1997, the previous owners of the Surface Doctor Division iled suit against certain officers of the Company and the Company. Civil
Action File No. 97-CV-2581 (CC) and Civil Action File No. 1 97-CV-2303-CC were both filed in the United States District Court for the Northern District of Georgia, Atlanta Division. These suits were settled during the quarter, without any adverse effect to the Company. As part of the settlement, the former director and previous owner of Surface Doctor relinquished back to the Company options for 75,000 shares of common stock.

ITEM 2.  CHANGES IN SECURITIES.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                                                SWISHER INTERNATIONAL, INC.
                                                Registrant

Date - August 12, 1998                          by: /s/ Patrick L. Swisher
                                                    -----------------------
                                                    Patrick L. Swisher
                                                    Chief Executive Officer

Date - August 12, 1998                          by: /s/ Thomas W. Busch
                                                    ----------------------------
                                                    Thomas W. Busch
                                                    Principal Accounting Officer