Form 10QSB
period 1998-07-31
SWISHER INTERNATIONAL INC
filed 1998-09-21
CIK 808356

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED - JULY 31, 1998

COMMISSION FILE NUMBER:    0-21282


                          SWISHER INTERNATIONAL, INC.
                         -------------------------------
                        (NAME OF SMALL BUSINESS ISSUER)


        NEVADA                                          56-1541396
------------------------                      -------------------------------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

       6849 FAIRVIEW ROAD
     CHARLOTTE, NORTH CAROLINA                               28210
----------------------------------------                   ----------
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

[X] YES      [ ]  NO

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 31, 1998:
2,222,271

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

[ ] YES      [X]  NO

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                               JULY 31,
                                                       1998           OCTOBER 31,
                                                    (UNAUDITED)          1997
                                                   ------------      --------------
CURRENT ASSETS:
      Cash and Cash Equivalents                    $    112,050      $    662,880
      Restricted Cash                                   257,902           257,902
      Accounts Receivable:
          Franchisees                                 3,451,274         2,994,399
          Other                                         998,223           284,200
          Related Party Receivables                     386,243           370,138
          Less Allowance for Doubtful Accounts         (422,446)         (172,000)
                                                   ------------      ------------

                   Net Accounts Receivable            4,413,294         3,476,737

      Notes Receivable, Current Portion                 905,158         1,015,564
      Inventory                                          89,815            88,786
      Prepaid Expenses                                  143,441           184,508
      Deferred Income Taxes                               3,000             3,000
                                                   ------------      ------------


                   TOTAL CURRENT ASSETS               5,924,660         5,689,377

PROPERTY AND EQUIPMENT:
      Furniture & Equipment                           1,920,852         1,760,087
          Less Accumulated Depreciation                (848,000)         (652,901)
                                                   ------------      ------------

                   NET PROPERTY AND EQUIPMENT         1,072,852         1,107,186

OTHER ASSETS:
      Notes Receivable
          Franchisees                                 1,927,561         1,862,590
          Related Party                               1,355,242           950,388
      Deferred Franchise Costs                           24,265            77,957
      Intangible Assets, Less Amortization            2,433,623         2,563,452
                                                   ------------      ------------

                   NET OTHER ASSETS                   5,740,691         5,454,387
                                                   ------------      ------------

                   TOTAL ASSETS                    $ 12,738,203      $ 12,250,950
                                                   ============      ============


                                  (continued)

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY                                  JULY 31,
                                                                       1998         OCTOBER 31,
                                                                    (UNAUDITED)       1997
                                                                   -------------   -----------
CURRENT LIABILITIES:
      Line of Credit and
          Long-Term Debt, Current Portion                          $ 2,190,472     $ 1,978,984
      Accounts Payable                                               3,169,717       2,041,705
      Accrued Expenses                                                 144,991         222,548
      Deferred Revenue                                                 272,803         329,198
      Income Taxes Payable                                                  --         109,823
                                                                   -----------     -----------

                   TOTAL CURRENT LIABILITIES                         5,777,983       4,682,258

NON-CURRENT LIABILITIES
      Deferred Revenue                                                 338,375              --

LONG-TERM DEBT                                                       1,175,387       1,476,689

DEFERRED INCOME TAXES                                                  100,000         100,000
                                                                   -----------     -----------

                   TOTAL LIABILITIES                                 7,391,745       6,258,947

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.10 par value; 1,500,000 shares
          authorized; none issued                                           --              --
      Series A Junior Participating Preferred stock, par value
          $1.00; authorized 100,000 shares; none issued                     --              --
      Common Stock, $.01 par value; 15,000,000 shares
          authorized; 2,222,271 shares issued and
          outstanding at July 31, 1998 and 2,122,271
          outstanding at October 31, 1997                               22,223          21,223
      Additional Paid-In Capital                                     4,448,223       4,128,723
      Retained Earnings                                                876,012       1,842,057
                                                                   -----------     -----------

                   TOTAL STOCKHOLDERS' EQUITY                        5,346,458       5,992,003
                                                                   -----------     -----------

                   TOTAL LIABILITIES &
                         STOCKHOLDERS' EQUITY                      $12,738,203     $12,250,950
                                                                   ===========     ===========

                  SWISHER INTERNATIONAL INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             JULY 31,                          JULY 31,
                                                 ---------------------------------   -----------------------------
                                                      1998              1997              1998           1997
                                                 ---------------------------------   -----------------------------
Revenues:
    Annuity Revenues:
       Product Sales to Franchisees              $  1,856,720      $  1,337,989     $  5,014,144      $  3,662,846
       Service Fees                                   529,692           473,215        1,546,374         1,357,947
       Royalties                                      688,524           545,712        1,915,934         1,563,914
       Marketing Fees                                  20,669            14,596           57,879            42,995
                                                 ------------      ------------     ------------      ------------

          Total Annuity Revenues                    3,095,605         2,371,512        8,534,331         6,627,702

    Revenue from Company-Owned Subsidiaries           535,418           425,167        1,507,199         1,283,346
    Initial Franchise Sales:
       Swisher Hygiene                                374,000           185,175          469,558           530,700
       Surface Doctor                                      --           201,900          365,245           436,505
       Swisher Pest Control                                --                --           18,000                --
    Gain on Sale of Company-Owned Operations               --           381,461               --           529,643
    Other Income                                       65,311            92,876          212,561           235,067
                                                 ------------      ------------     ------------      ------------

          TOTAL REVENUES                            4,070,334         3,658,091       11,106,894         9,642,963
                                                 ------------      ------------     ------------      ------------

Expenses:
    Selling, G & A Expenses:
       Corporate & Hygiene Franchising              1,742,797         1,330,739        4,708,648         3,235,533
       Swisher Maid Franchising                        20,060            28,292           51,276           136,989
       Surface Doctor                                 203,396           364,346        1,045,916         1,036,283
       Swisher Pest Control                           136,356                --          473,359                --
    Cost of Product Sales                           1,627,429         1,057,407        4,235,172         2,942,043
    Expenses of Company-Owned Subsidiaries            579,184           422,784        1,561,558         1,225,430
    Interest Expense                                   99,492            42,144          255,616           136,697
                                                 ------------      ------------     ------------      ------------

          TOTAL EXPENSES                            4,408,714         3,245,712       12,331,545         8,712,975
                                                 ------------      ------------     ------------      ------------

INCOME (LOSS) BEFORE TAXES AND
    NON-RECURRING ITEMS                              (338,380)          412,379       (1,224,651)          929,988

PROVISION FOR INCOME TAXES                            (70,000)          163,994         (258,609)          372,194
                                                 ------------      ------------     ------------      ------------

NET INCOME (LOSS)                                $   (268,380)     $    248,385     $   (966,042)     $    557,794
                                                 ============      ============     ============      ============

EARNINGS (LOSS) PER COMMON SHARE
    AND COMMON SHARE EQUIVALENT
       BASIC EARNINGS (LOSS)                            (0.12)             0.12            (0.44)             0.28
                                                 ============      ============     ============      ============

       COMMON SHARES                                2,222,271         2,082,271        2,172,086         2,005,669
                                                 ============      ============     ============      ============


       DILUTED EARNINGS (LOSS)                          (0.12)             0.10            (0.44)             0.22
                                                 ============      ============     ============      ============

       COMMON SHARES AND EQUIVALENTS                2,222,271         2,514,826        2,172,086         2,514,826
                                                 ============      ============     ============      ============

                  SWISHER INTERNATIONAL INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                                 JULY 31,
                                                                      -----------------------------
                                                                         1998              1997
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                   $  (966,042)     $   557,794
                Adjustments to reconcile net income to net cash
                        provided (used) by operating activities -
                Depreciation and amortization                             195,099          189,794
                (Gain) on financed sales of Company Operations                 --         (520,479)
         Change in Assets and Liabilities -
                (Increase) decrease in assets -
                        Accounts receivable                              (936,557)        (726,006)
                        Inventory                                          (1,029)          (1,810)
                        Prepaid expenses                                   41,067         (233,519)
                        Deferred franchise costs                           53,692            1,157
                        Notes receivable                                 (359,420)        (224,511)
                Increase (decrease) in liabilities -
                        Accounts payable                                1,128,011          291,948
                        Accrued expenses                                  (77,557)           1,291
                        Income taxes payable                             (109,823)          94,514
                        Deferred revenue                                  281,980          (14,800)
                                                                      -----------      -----------

                        Total Adjustments                                 215,462       (1,142,421)
                                                                      -----------      -----------

                NET CASH PROVIDED (USED) BY OPERATING
                        ACTIVITIES                                       (750,580)        (584,627)
                                                                      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                        (160,765)        (263,531)
         Decrease (increase) in intangible & other assets                 129,829           52,164
                                                                      -----------      -----------

                NET CASH PROVIDED (USED) BY INVESTING
                        ACTIVITIES                                        (30,936)        (211,367)
                                                                      -----------      -----------






                                  (continued)

                  SWISHER INTERNATIONAL INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  (continued)

                                                                          NINE MONTHS ENDED
                                                                               JULY 31,
                                                                     -----------------------------
                                                                         1998             1997
                                                                     -------------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease in restricted cash                                 $        --      $    10,826
         Proceeds from stock transactions                                320,500            3,927
         Net principal payments under long-term debt obligations         (89,814)        (536,706)
                                                                     -----------      -----------

                NET CASH (USED) PROVIDED BY FINANCING
                        ACTIVITIES                                       230,686         (521,953)
                                                                     -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (550,830)      (1,317,947)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             662,880        1,809,590
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, END OF THIRD QUARTER                      $   112,050      $   491,643
                                                                     ===========      ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid year to date for -
                Interest                                             $   270,856      $   149,804
                                                                     ===========      ===========

                Income taxes                                         $        --      $   277,680
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

         THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF JULY 31, 1998 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTH PERIOD ENDED JULY 31, 1998 AND 1997 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED OCTOBER 31, 1997.

         GENERAL :

         The financial information for the periods ended July 31, 1998 and 1997 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at July 31, 1998 and 1997, and the results of its operations and its cash flows for the nine-month period then ended.

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

         For the 3 months ended July 31, 1998, a net loss of $268,000 was recorded, a decrease of $517,000 from the prior year period. The decrease in net income was caused primarily by an increase in Corporate and Hygiene expenses of $412,000, Pest Control expenses of $136,000, and a decrease in product sales gross margin of $51,000. Additionally, the $381,000 gain on sale of Company-owned operation from the prior year period did not re-occur in 1998. These decreases in net income were partially offset by reductions in the income tax provision of $234,000, and reductions in Surface Doctor selling, general and administrative expenses of $161,000.

         REVENUE :

         Revenues in the third quarter ended July 31, 1998 increased 11% to $4,070,000 compared to prior year third quarter ended July 31, 1997, of $3,658,000. The major factor in the increase is the continued growth in Annuity Revenues.

               FRANCHISE OPERATIONS. Annuity Revenues for the three-month period ended July 31, 1998 increased $724,000, or 31%, to $3,096,000 as compared to prior year third quarter results of $2,372,000. The majority of the increase related to a $519,000 increase in product sales to franchisees. Revenue derived from Initial Franchise Sales, including sales of Master Licenses in three foreign countries, decreased 3% to $374,000 compared to prior year third quarter sales of $387,000.

               COMPANY OPERATIONS. Revenues increased 26% to $535,000 for the three-months ended July 31, 1998, compared to the prior year third quarter of $425,000. This increase is primarily attributable to the addition of the Pest Control operation located in Monroe, NC.

         EXPENSES:

         Total pre-tax expenses for the third quarter of 1998 increased 36% over third quarter 1997, which represents an increase of $1,163,000. Selling, general and administrative expenses increased by 22% to $2,103,000 compared to prior year third quarter of $1,723,000. Expenses of Company-owned subsidiaries increased $156,000 from the prior year's third quarter.

               FRANCHISE OPERATIONS. Expenses for the third quarter of 1998 increased $1,007,000 compared with the third quarter of 1997. Corporate and Hygiene Franchising expenses increased $412,000 related mainly to computer and other support services necessary to support the Hygiene system growth. Expenses of $136,000 in Swisher Pest Control reflect the Company's continued investment in the start-up of this system. The cost of products for resale to franchisees increased $570,000 or 54% over the prior year third quarter and corresponds to a 39% increase in product sales revenues. A change in the mix of products sold caused a decrease in the gross margin of $51,000.

               COMPANY OPERATIONS. Expenses for the quarter ended July 31, 1998, increased by $156,000 or 37% as compared to third quarter 1997. This increase in expenses is attributable to the addition of the Company's Monroe, NC, pest control operation. The Company hygiene, residential maids, and pest control operations are operated in the same manner as franchise operations.

         INCOME:

         Net income for the three months ended July 31, 1998, decreased $517,000 compared to the 1997 third quarter resulting in a net loss of $268,000. The basic loss per share for the three months ended July 31, 1998, was $(.12) on 2,222,271 common shares, as compared to the same period last year of $.12 per share on 2,082,271 shares. Fully diluted
      (loss) earnings were also $ (0.12) on 2,222,271 common shares and equivalents in the three months ended July 31, 1998 and $.10 on 2,514,826 common shares and equivalents for the comparable prior year period.

               FRANCHISE OPERATIONS. Operating income for the three-month period ended July 31, 1998 decreased for a loss of $295,000 compared to income for the same period last year of $410,000. This decrease of $705,000 is mainly attributable to costs incurred in developing the infrastructure to support growth in the Hygiene domestic and international systems, establishing the pest control franchise system, and the absence of a $381,000 gain on sale of company operation which occurred in 1997.

               COMPANY OPERATIONS. Operating income for the third quarter 1998, decreased to a $44,000 loss as compared to income in the third quarter 1997 of $2,400. This decrease of $46,000 is attributable to the addition of the Pest Control operation in Monroe, NC.

         An income tax benefit of $70,000 was a change of $234,000 from the third quarter of 1997, while interest expense increased $57,000 from the prior year third quarter.

         LIQUIDITY AND CAPITAL RESOURCES:

         The Company has historically financed its growth through cash from operations. In addition, the Company used the proceeds of a public offering completed in April 1993 to finance the expansion of it's franchise system.

         The Company's principal sources of liquidity, both on a short-term and long-term basis are cash flow from operations and borrowings under a commercial revolving credit facility. The Company has also received advances on long term notes receivable for working capital. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under its credit facility will be adequate to meet the financing requirements it anticipates during the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

         For the first nine months in fiscal year 1998, net cash used by operations and investing activities was approximately $751,000 and $31,000 respectively. The increase of $231,000 in net cash provided from financing activities resulted primarily from stock options being exercised by certain officers and directors in the second quarter of 1998.

         Working capital decreased $860,000 during the first nine months of fiscal year 1998 due principally to the use of $551,000 in cash and cash equivalents as detailed in the Consolidated Statement of Cash Flows and a $250,000 increase in the allowance for doubtful accounts.

         Total assets increased $487,000 due mainly to an increase in accounts receivable and prepaids. Total liabilities increased by $1,133,000, which is reflected in the increase in accounts payable and accrued expenses.

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

         Item 3.  Defaults Upon Senior Securities
                  none

         Item 4. Submission of Matters to a Vote of Security Holders none

         Item 5.  Other information
                  none

         Item 6.  Exhibits and Reports on Form 8-K

                  (1)  Exhibits

                          27      Financial Data Schedule (for SEC use only)

                  (2)  Reports on Form 8-K

                       A report on Form 8-K was filed on May 11, 1998 relating to the notification of the Company's securities being delisted from The Nasdaq National Market.


                       A report on Form 8-K was filed on June 3, 1998 relating to the earning release for the years ended October 31, 1997 and October 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SWISHER INTERNATIONAL, INC.
                                      Registrant


Date - September 21, 1998             by:  /s/ Patrick L. Swisher
                                           ----------------------
                                           Patrick L. Swisher
                                           Chief Executive Officer

Date - September 21, 1998             by:  /s/ Thomas W. Busch
                                           ---------------------
                                           Thomas W. Busch
                                           Principal Accounting Officer