Form 10KSB
period 1998-10-31
SWISHER INTERNATIONAL INC
filed 1999-03-02
CIK 808356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-KSB

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-21282

                          SWISHER INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                      56-1541396
    (State of Incorporation)                (I.R.S. Employer Identification No.)
6849 FAIRVIEW ROAD, CHARLOTTE, NC                           28210
 (Address of principal executive                         (ZIP Code)
            offices)

                                 (704) 364-7707
                          (Issuer's telephone number)
                          ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to section 12(g) of the Act:
                          Common Stock $.01 Par Value
                       Warrants to Purchase Common Stock

                                (Title of Class)

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

    The registrant's losses for the fiscal year ended October 31, 1998 were ($2,681,767).

    The aggregate market value of the 1,701,854 shares of Common Stock held by non-affiliates was $1,329,573 as of October 31, 1998. The market value of the shares was calculated based on the price of such shares for the last trade as reported by certain broker-dealer proprietary trading systems on such date.

    As of October 31, 1998, 2,208,271 shares of the registrant's Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

    Transitional Small Business Disclosure Format: Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Swisher International, Inc. and its wholly owned subsidiaries (collectively, the "Company") are engaged in the sale of certain products and services primarily through approximately 199 franchises and 14 master franchises included within the Company's Hygiene, Swisher Maids, Surface Doctor and Swisher Pest Control divisions.

BUSINESS OF ISSUER

     The Company's Hygiene division offers services and products to a broad spectrum of businesses in 39 states and Canada, through approximately 106 franchises, including two Company-owned franchises in West Virginia and Florida and nine international master licenses. The Company's hygiene services and products include restroom sanitization, anti-bacterial and degreasing handsoap, flying insect control, air sanitizers and biological greasetrap and drain line cleaners. The Company is an approved vendor for such national accounts as Burger King, Wendy's, Shell and Dunkin' Donuts.

     In February 1994, Swisher Maids, Inc., a wholly owned subsidiary of the Company, began operating a home cleaning business in Charlotte, North Carolina, in order to introduce a home-cleaning franchise-marketing program. Swisher Maids currently has six home-cleaning franchises including a corporate-owned home-cleaning operation based in Charlotte, North Carolina.

     In July 1996, the Company acquired substantially all of the assets and business operations of Surface Doctor, a provider of bath and kitchen restoration services, from Professional Carpet Systems ("PCS"). Surface Doctor has provided on-site bath and kitchen restoration services since November 1994 and has conducted its franchise program since 1994. Surface Doctor operates through approximately 81 domestic franchises, four Canadian franchises and four international master licenses. Since July 1996, the Company has conducted Surface Doctor operations through a wholly owned subsidiary.

     In September 1997, the Company acquired Carolina Termite & Pest Control ("CTPC"), a pest control business based in North Carolina. The Company subsequently sold this Pest Control operation in October 1998. At October 31, 1998, the Company had seven pest control franchises located in North Carolina and one international master licensee.

     The principal sources of the Company's revenues are initial franchise fees and recurring franchise revenues (consisting of product sales, royalties, service fees and marketing fees) relating to the Company's operations in each of its four divisions. Revenues are also generated by Company-owned operations. The Company provides a range of support services to franchisees, including training, sales and service support, and volume pricing on products and supplies.

HYGIENE OPERATIONS

  Hygiene Franchise Services

     The Company's Hygiene services and products are sold principally through franchises to a broad spectrum of businesses throughout the United States and Canada, including restaurants, retail stores, manufacturers, commercial office buildings, health and childcare facilities, schools, military bases and hotels. As of October 31, 1998, the Company operates nationally through approximately 106 Hygiene domestic and Canadian franchisees including two Company-owned operations. The Company began to offer Hygiene licenses on an international basis in 1996, and has entered into nine international master license agreements covering the United Kingdom, Ireland, Germany, Austria, the Netherlands, the Caribbean, Korea, Hong Kong/Macau/China and Australia/New Zealand.

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

  Hygiene Revenues

     The Company generates revenue through its Hygiene franchise operations in the form of (i) initial franchise fees, (ii) product sales to franchisees, (iii) royalties, service fees, and marketing fees and, (iv) interest.

     (i) Initial Franchise Fees -- On the sale of a Hygiene franchise, the Company receives an initial franchise fee, which is calculated based upon the population of the territory purchased by the franchisee. The Company historically has financed a significant portion of the initial Hygiene franchise fee payable by new franchisees and from time to time has financed 100% of certain franchise fees.

     (ii) Product Sales to Hygiene Franchisees -- The franchise agreement requires franchisees to purchase Hygiene products from approved vendors, which allows the Company to maintain the quality and integrity of the products delivered by franchisees to the retail business customer. The Company is the primary approved product vendor. Management believes that through the Company's volume buying of Hygiene products; the Company can provide quality Hygiene products at competitive prices.

     (iii) Royalties Service Fees and Marketing Fees -- The Company receives royalties and marketing fees based on a percentage of gross revenues while service fees are received based on the franchisee's annualized sales.

     (iv) Interest Income -- Interest income received by the Company from franchise operations represents income derived from financing franchise fees, acquiring competitors, and purchases of short-term investments.

     Hygiene Franchise Development -- As of October 31, 1998, the Company had 106 Hygiene franchises and Company-owned operations conducting business in 39 states, the District of Columbia and Canada. This compares to 105 and 99 franchises as of October 31, 1997 and 1996, respectively. The lack of growth in the number of domestic franchises in 1998 reflects the Company's broad geographic market penetration and the limited number of major domestic unsold markets.

  Company-Owned Hygiene Operations

     The Company-owned hygiene operations as of October 31, 1998 consisted of operations in Florida and West Virginia. A Charlotte, North Carolina operation was sold in the third quarter of 1997, and a Tulsa, Oklahoma operation was sold in the fourth quarter of 1998. Company-owned hygiene revenues for the year ended October 31, 1998 and 1997 were $732,000 and $675,000, respectively.

  International Hygiene License Agreements

     During 1996 the Company implemented an international Hygiene marketing program. As of October 31, 1998 the Company has entered into Master License Agreements covering the United Kingdom, Ireland, Germany, Austria, the Netherlands, the Caribbean, Korea, Hong Kong/Macau/China and Australia/New Zealand.

     A Master License Agreement typically grants a ten year, exclusive license to conduct a Swisher Hygiene business using the Company's trademarks, service marks, procedures and techniques within a specified country or territory. The Company retains a right of first refusal to repurchase the Master License and also retains the right to approve of any proposed transfer of the Master License.

     The licensee is required to pay an initial license fee, which has ranged from approximately $60,000 to $280,000. The Company has occasionally granted financing for portions of the initial license fee. The licensee is also typically required to pay minimum monthly royalties based upon ongoing revenues attributable to the Hygiene operations of the licensee and any of its sub-licensees, and to typically pay a percentage of initial fees received from sub-licensees.

  Hygiene Market and Growth Strategy

     The Company estimates that there are approximately 10 significant territories in the United States not currently served by the Company or its existing Hygiene franchisees. Through the addition of new products and services the Company believes that new opportunities exist in the United States in territories previously considered not to have an adequate population base to support a viable franchise. The Company intends to actively market these territories in 1999. In order to expand the market for Hygiene franchises, the Company has developed a Canadian franchise sales program. Since 1993, the Company has sold eight franchises in Canada. The Canadian franchise sales program is similar to the Company's franchise sales program in the United States. The Company focuses its franchising activities on selected areas in an effort to establish multiple franchises within a particular geographic area. However, the Company has not had extensive experience with international franchise operations in the past and, accordingly, the Company may be subject to a number of risks in the development of international franchises.

     The Company's Master License program represents the Company's effort to expand its Hygiene Market. Given the penetration already achieved by the Company's domestic Hygiene operations, the Company believes that international markets offer a growth opportunity for Hygiene revenues. In 1997, the Company sold Hygiene Master Licenses for the United Kingdom, Ireland, the Caribbean, Hong Kong, Korea and Australia, and subsequently sold Germany, Austria and the Netherlands in 1998.

     The Company expects that its future growth in Hygiene revenues will be derived from continued penetration of international markets, increased product sales to franchisees, expansion of business accounts serviced by franchisees, sale of additional franchises, and introduction of new products and services. The sale of new franchises has the potential to generate franchise fees as well as increase continuing revenues attributable to continuing product sales, royalties and/or service fees. The Company markets its franchises and Master Licenses directly through sales personnel located at the Company's headquarters.

SWISHER MAIDS OPERATIONS

  Swisher Maids Services

     As of October 31, 1998, the Company had 6 Swisher Maids franchises in operation including a Company-owned residential maid services in Charlotte, North Carolina. A Swisher Maids franchisee provides residential maid services to its customers.

     Franchises are granted for a specific geographic territory, but unlike the Hygiene franchise, a Swisher Maids franchise entitles the franchisee to operate from a single location within the specified territory. Each Swisher Maids franchisee may offer and provide services to only residential customers located within its franchised territory.

  Swisher Maids Revenues

     The Company generates revenues from its Swisher Maids franchise operations in the form of franchise fees, royalties, service fees, marketing fees and interest income.

     Initial Franchise Fees -- The initial franchise fee payable to Swisher Maids is a flat fee, plus a fee for "qualified households" defined by specified annual income for the franchisee's territory. As with its sale of Hygiene franchises, the Company may finance all or a portion of the initial franchise fee payable by a franchisee.

     Product Purchases by Franchisees -- The Swisher Maids franchise agreement requires franchisees to purchase house-cleaning supplies and equipment from approved vendors, which allows the Company to maintain the quality and integrity of the products delivered by franchisees to the retail customer. The Company does not offer products to franchisees and does not receive any fee in connection with purchases made by franchisees.

     Royalties and Marketing Fees -- The Company is entitled to receive royalties and marketing fees based on a percentage of gross revenues.

     Swisher Maids Franchise Development -- As of October 31, 1998, the Company had 6 franchises including a Company-owned operation in Charlotte, North Carolina. Following an attempt to reorganize the Scottsdale, Arizona operation in 1997, the Company closed the Company-owned operation during 1998. The Company intends to continue Swisher Maids operations at their existing level for the immediate future.

  Company-Owned Swisher Maids Operations

     Since 1996, the Company has repurchased a total of four Swisher Maids franchises, of which two have been closed, one has been consolidated with another, and one is currently owned and operated by the Company. Revenues derived from Company-owned Swisher Maids operations for the year ended October 31, 1998 and 1997 were $348,000 and $446,000, respectively.

SURFACE DOCTOR OPERATIONS

  Surface Doctor Services

     The Company acquired the Surface Doctor franchise operations effective July 1, 1996, from Professional Carpet Systems, Inc. ("Seller"). The purchased assets consisted of all of Seller's rights under Surface Doctor franchise agreements and all trademarks, and service marks, accounts and notes receivable, inventories and equipment relating to the Surface Doctor operations.

     When the Company acquired Surface Doctor, there were approximately 92 domestic and 9 foreign Surface Doctor franchisees. The Company began to offer Surface Doctor franchisees in August 1996. As of October 31, 1998, there were 81 domestic, 4 Canadian Surface Doctor franchises, and 4 international master licenses. Surface Doctor franchises offer mobile, on-location kitchen and bath restoration services on cabinets, counter tops, and fixtures. Surface Doctor restoration services offer customers a low-cost alternative to the replacement of laminate, porcelain, fiberglass, tile, cultured marble, metal and related surfaces. Restoration services are typically marketed to homeowners, hotels, apartment complexes, office and industrial facilities, appliance rental companies, and managers of residential and commercial properties.

  Surface Doctor Revenues

     The Company generates revenue through its Surface Doctor franchise operations in the form of initial franchise fees, product sales to franchisees, royalties, and marketing fees.

     Initial Franchise Fees -- The initial franchise fee payable to Surface Doctor is a flat fee, which occasionally is financed on a short-term basis.

     Product Sales To Surface Doctor Franchisees -- A Surface Doctor franchise agreement requires franchisees to purchase Surface Doctor products from approved vendors, which allows the Company to maintain the quality and integrity of the products delivered by franchisees to the retail business customer. During 1998, as part of a divisional operational reorganization, the amount of products sold directly to the franchisees by the Company was reduced and replaced by a system whereby the franchisees order products directly from the manufacturers, and the Company receives a percentage of these sales in the form of product commissions.

     Royalties And Marketing Fees -- Pursuant to the Company's current franchise agreement, the Company receives royalties and marketing fees based on the franchisees' gross revenues. The majority of franchisees as of October 31, 1998 are governed by the prior Surface Doctor franchise agreement, which requires fixed monthly payments.

     Surface Doctor Franchise Development -- As of October 31, 1998, the Company had approximately 85 Surface Doctor franchises conducting business in the United States and Canada, and has entered into 4 Master Licenses agreements in Ireland, the United Kingdom, Brazil, and Singapore/Indonesia/Malaysia.

  Surface Doctor Franchise Agreement

     The Company's Surface Doctor franchise agreement grants the franchisee a nonexclusive geographical territory for a ten-year period, subject to termination by the Company upon the occurrence of certain events, including insolvency of the franchisee, and breach of the franchise agreement by the franchisee. The franchisee has the right to terminate the franchise agreement upon giving 60 days' prior notice to the Company. The franchise agreement permits successive renewal terms following expiration of the initial term if the franchisee is in compliance with the terms of the agreement.

  Company-Owned Surface Doctor Operations

     Company-owned Surface Doctor operations generated revenues of $45,000 for the fiscal year ended October 31, 1997. Because the Atlanta, Georgia operation was sold in January 1997, there are no revenues or operating results for the fiscal year ending October 31, 1998. A gain on the sale in 1997 of approximately $38,000 was recognized.

  Surface Doctor Market and Growth Strategy

     The Company expects that future growth of Surface Doctor operations will be derived from the sale of additional franchises. The sale of new franchises has the potential to generate franchise fees, royalties and service fees. The Company believes that substantial growth opportunities continue to exist for Surface Doctor in the United States, since franchises are granted on a nonexclusive basis with a population requirement of just 100,000 people per franchise. The Company also believes that a demand exists for Surface Doctor franchises in foreign countries, and has as of October 31, 1998 a total of 8 franchises and master license agreements located in Ireland, the United Kingdom, Canada, Brazil and Singapore/Indonesia/Malaysia. The Company markets Surface Doctor franchises directly through sales personnel located at the Company's headquarters, and through advertisements placed in magazines and other business publications.

PEST CONTROL

     The Company acquired Carolina Termite and Pest Control ("CTPC"), in September 1997. The Company-owned operation, located in Monroe, North Carolina, produced approximately $171,000 in revenues and operating income of $2,000 in the two months the Company owned it in the 1997 fiscal year, and $1,155,000 in revenues and $109,000 operating losses in fiscal year 1998.

     As part of its strategic decision to focus on franchising and reduce the number of Company-owned operations, the Company sold CTPC in October 1998 to one of its former owners, E. David Dodd, the President of Swisher Pest Control division. The Company recorded a net loss of less than $1,000 on the transaction.

     The Company believes the Swisher Pest Control division has varied opportunities for expansion, including the incorporation of pest control services into its Hygiene operations, both domestically and internationally. In September 1998, the Company entered into an agreement with its Ireland Hygiene Master Licensee to add pest control services.

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

     The Company intends to file all required renewal applications and to take other steps reasonably necessary to maintain the integrity of its services marks, trade names and other proprietary names and marks and to protect them against unauthorized use. Failure to defend and protect such service marks and other proprietary names and marks could adversely affect the Company's sales of franchises and continuing operations. The Company knows of no current infringing uses.

  Competition

     The Company believes that the markets for its Hygiene, Maids, Surface Doctor, and Pest Control services are highly fragmented. The barriers to entry in each market are low and, accordingly, competition is intense. The vast majority of the Company's Hygiene competitors are small, locally-owned janitorial or hygiene service firms, as well as a number of regional hygiene competitors based in Florida, Texas and Missouri, while Maids Service competitors consist generally of local independent operators and a small number of national or regional companies, including franchise operators. Surface Doctor competitors consist primarily of providers of traditional remodeling services, as well as small operators who offer refinishing services similar to those provided by Surface Doctor franchises. Pest Control competitors consist of both national organizations and individually-owned local operations.

     The success of the Company depends in great part on the operating performance of its Hygiene, Swisher Maids, Surface Doctor, and Pest Control franchisees and the franchisee's ability to increase market penetration and establish name awareness. The Company believes that the principal competitive factors in the Hygiene, Swisher Maids and Surface Doctor industries are quality and timeliness of services, price, convenience and the mix of services offered. Management believes that both Hygiene and Surface Doctor franchises compete effectively on the basis of price, convenience and quality and timeliness of services. Swisher Maids franchises have, for a variety of reasons, competed less favorably in the market for residential maid services. The Company intends to review methods to improve the competitive position of the Company's Maids operation.

  Regulation

     The Company is subject to Federal Trade Commission ("FTC") regulation and state laws regulating the offering and sale of franchises. The Company is also subject to a number of state laws regulating substantive aspects of the franchise/franchisee relationship, such as business opportunity laws. The FTC's Trade Regulation Rule on Franchising ("FTC Rule") requires the Company to furnish all prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule.

     Several states regulate the offer and sale of franchises by requiring both disclosure to prospective franchisees and, in almost all cases, registration of the franchise offering. Certain states also regulate the franchise relationship by requiring that the franchisor deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limit the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees in charges, royalties and fees. Such laws also restrict a franchisor's right to terminate a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure and an obligation to repurchase inventory or pay other compensation. These provisions have not had a material effect on the Company's operations.

     Although the Company is not aware of any pending franchise legislation likely to affect its operations, there can be no assurance that future franchise legislation will not impose additional requirements or expenses on the Company's business. The Company believes that as of October 31, 1998, its operations are in compliance with the FTC Rule and state franchise laws.

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

  Employees

     The Company employed approximately 98 persons at October 31, 1998. Approximately 68 persons are employed in the Company's franchise operations, and approximately 30 persons are employed in the Company-owned Hygiene and Swisher Maids operations. The Company's employees are not covered by any collective bargaining agreements. Management believes that its relations with employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains its headquarters and administrative facilities at 6849 Fairview Road, Charlotte, North Carolina 28210. These facilities consist of approximately 11,500 square feet of office space. Until May 1998, the Company leased the facility from a partnership beneficially owned 100% by Mr. Swisher. In May 1998, the building was sold to an unrelated party (Old Dowd Properties, Inc.), from which the Company continues to lease space. The Company's lease extends through December 2003, and requires monthly rental payments of between $19,678 and $23,019 over the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

     On September 18, 1998, Brian Cox, individually and on behalf of all others similarly situated (the "Plaintiffs"), filed a class action law suit (Case No. 3:98 CV403-MU) (the "Lawsuit") in the U.S. District Court for the Western District of North Carolina, Charlotte Division, against the Company and certain current or former officers and directors of the Company including Patrick L. Swisher, W. Tom Reeder III, D. Chris Lazenby, Garnet R. Mucha and Charles H. Cendrowski (collectively, the "Individual Defendants"). The Lawsuit was amended by the Plaintiffs on February 19, 1999 to, among other things, add the Company's former independent auditors, McGladrey & Pullen LLP, as a defendant. The Lawsuit, as amended, alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, against the Company and the Individual Defendants and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The Plaintiffs are seeking damages for the alleged violations, attorneys fees in connection with their prosecution of the Lawsuit and such other relief as a court may deem just and proper.

     The facts alleged by the Plaintiffs are substantially similar to the matters that are asserted by the Company's former auditors in their February 20, 1998 withdrawal letter, filed by the Company on or about February 27, 1998 as an exhibit to a Current Report on Form 8-K.

     The Company has obtained an extension of time to respond to the Plaintiffs. The Company intends to vigorously defend the Lawsuit. At this point, the Company cannot determine the likelihood of any outcome that would be material to the Company, or the magnitude of any potential gain or loss arising from the Lawsuit.

     On February 17, 1999, the Company filed an action directly against its former independent accountants, McGladrey & Pullen LLP (Civil Action No. 3:99 CV56-MU), alleging, among other things, McGladrey & Pullen's negligence in the conduct of their audits of the Company's financial statements and in the manner in which they withdrew from their relationship with the Company. McGladrey & Pullen has not yet filed a response to this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the three months ended October 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and public common stock purchase warrants ("Public Warrants") were quoted on the Nasdaq National Market System under the symbols "SWSH" and "SWSHW" until May 11, 1998, at which time Nasdaq de-listed the Company's stock due to (i) the Company's delinquent filings with respect to Form 10-KSB for the fiscal year ended October 31, 1997 and the Form 10-QSB for the quarter ended January 31, 1998, and (ii) the failure of the Company to satisfy the filing requirement set forth in NASD Marketplace Rule 4310(c)(14). The Company's Common Stock and Public Warrants are not listed or quoted on any exchange. The Company's securities, however, may be traded on certain proprietary trading systems operated by various broker-dealers. The Company is in the process of bringing its filings current and working toward relisting on Nasdaq or another exchange. See "Management's Discussion and Analysis of Results of Operations -- Additional Factors to Consider." The following table sets forth the range of high and low closing bid prices, as reported by the Nasdaq National Market System for fiscal year 1997 and the first and second quarters of 1998. The prices for the third and fourth quarters of 1998, set forth below reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                               HIGH     LOW
                                                              ------   -----
1998 FISCAL YEAR
First quarter...............................................   9.000   6.750
Second quarter..............................................   8.875   6.125
Third quarter...............................................   6.375   1.750
Fourth quarter..............................................   1.250    .375
1997 FISCAL YEAR
First quarter...............................................   9.125   4.875
Second quarter..............................................  13.000   7.125
Third quarter...............................................  12.625   6.250
Fourth quarter..............................................   9.625   7.125

     Neither the Company's Common Stock nor its Public Warrants have been listed or quoted on any exchange since May 11, 1998. The last sale price of a share of Common Stock as reported by the Nasdaq National Market System on May 10, 1998 was $5.75.

     As of October 31, 1998, there were approximately 109 record owners of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The Research Works, Inc. exercised a warrant to purchase 40,000 restricted shares of Common Stock on October 27, 1997. The warrants were exercised at a rate of $2.875 per share or a total of $115,000. A one-year holding period applied to the shares unless registered sooner with the United States Securities and Exchange Commission. The shares remain restricted and have not yet been registered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Initially, the Company derived its revenues exclusively from Company-owned Hygiene operations. During fiscal year 1990, the Company began selling its 18 majority-owned Hygiene subsidiaries as franchises in their existing markets and began selling other franchises in new markets. This repositioning of the Company was a direct result of management's determination in late 1989 that an opportunity existed to accelerate the Company's penetration of the hygiene market and increase its profitability through a program of selling franchises. At the end of fiscal year 1993, the Company had substantially completed its repositioning to a franchise business having sold as franchises all of its majority-owned subsidiaries. As of October 31, 1998, the Company maintained two Company-owned Hygiene operations, servicing portions of Florida and West Virginia.

     As part of its strategy for expanding franchise operations, the Company began expansion into other business markets and into other geographic markets. In February 1994, the Company's wholly owned Swisher Maids subsidiary began operating in Charlotte, North Carolina in preparation for initiating the Swisher Maid franchise marketing program. In October 1994, the Company sold its first Swisher Maids franchise. In July 1996, the Company acquired Surface Doctor, which then had 92 domestic and 9 Canadian franchises in operation. As part of its geographic expansion, the Company began offering Hygiene and Surface Doctor master licenses in certain foreign markets in 1996. In September 1997, the Company commenced operations of Swisher Pest Control.

     Management's decision to reposition the Company as a franchisor and to operate in several markets has resulted in substantial decreases in revenues from Company-owned operations, offset by increases in revenues from franchise operations. Revenues from franchise operations have increased consistently from $1,412,000 in fiscal year 1991 to $12,294,000 in fiscal year 1998. One component of franchise revenues is annuity revenues, consisting of product sales, royalties and marketing fees paid by franchisees, which represented approximately 77% and 71% of the Company's revenues in fiscal years 1998 and 1997, respectively. The Company's profitability will continue to be largely dependent upon annuity revenues.

     The other component of franchise revenues is franchise sales. Initial franchise fees have accounted for 6% and 10% of the Company's revenues in fiscal years 1998 and 1997, respectively. From April 1993 to October 1998 the total number of Swisher Hygiene franchises grew from 46 to 106. Since the Company acquired Surface Doctor in July 1996, the Surface Doctor domestic and Canadian franchises decreased from 92 to 85 and international franchises decreased to 8. Swisher Maids franchises decreased from 19 in 1995 to 6 in 1998 due to the consolidation of certain franchise markets.

     Assets held for sale consist of assets purchased by the Company from certain franchisees who failed to comply with the terms of their franchise agreements. During fiscal 1998, the Company acquired a Hygiene business in West Virginia, sold a Hygiene operation in Oklahoma, and closed a Maids operation in Arizona. As of October 31, 1998, the Company held three franchises for sale. The Company intends to sell such assets as soon as possible. Notes receivable primarily consists of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the franchises' assets and, in some cases, are personally guaranteed by the franchisees. Notes receivable, net of imputed discounts and allowances, were $3,944,164 and $3,743,000 as of October 31, 1998 and 1997, respectively. Goodwill includes the excess of acquisition costs over fair value of the net assets acquired in the Surface Doctor transaction, amortized over a 20-year period.

     The following table sets forth the percentage of total revenues of certain items included in the Company's statement of operations for the periods indicated.

                                                                YEAR ENDED
                                                               OCTOBER 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
REVENUES:
Product sales...............................................   45.1%    40.4%
Fees (Service, Royalties, Marketing)........................   32.1     30.4
Initial franchise fees......................................    5.7     10.2
Company-owned operations....................................   15.1     12.8
Interest income.............................................    2.0      2.1
(Loss)/gain on sale of Company-owned hygiene operations.....   (0.4)     3.7
Other income................................................    0.4      0.4
                                                              -----    -----
          Total Revenues....................................  100.0%   100.0%
EXPENSES:
Selling, general and administrative expenses................   50.9%    50.1%
Cost of product sales.......................................   33.6     34.5
Company-owned operations....................................   13.5     13.7
Interest expense............................................    2.0      1.7
                                                              -----    -----
          Total Expenses....................................  100.0%   100.0%

RESULTS OF OPERATIONS

  Comparison of years ended October 31, 1998 ("1998 fiscal year") and October 31, 1997 ("1997 fiscal year")

     Total revenues increased by approximately 12% to $14,886,000 in the 1998 fiscal year from $13,276,000 in the 1997 fiscal year. The increase in revenues was due primarily to a 22.3% increase in the Company's franchise annuity revenues (consisting of product sales, service fees, and royalties and marketing fees), which totaled $11,497,000 in the 1998 fiscal year as compared to $9,399,000 in the 1997 fiscal year.

     Offsetting increased annuity revenues was a $1,048,000 decrease in combined initial franchise sales and gain on the sale of Company-owned operations from $1,845,000 in fiscal year 1997 to $797,000 in fiscal year 1998. The initial franchise sales do not include a $350,000 Master License sale being recorded on an installment sales basis in deferred revenue and in notes receivable at October 31, 1998.

     During a portion of the 1998 fiscal year, the Company was unable to sell domestic franchises until it met certain FTC reporting requirements. This inability to sell franchises affected primarily the growth of the Company's Surface Doctor and Pest Control franchise systems during the 1998 fiscal year. The Company was permitted to recommence its sales of domestic franchises in July 1998, and recorded approximately $186,000 in domestic franchise sales from July through October 31, 1998, which are included in initial franchise sales.

     Revenue from Company-owned Hygiene, Surface Doctor, Pest Control, and Maids operations totaled $2,233,000 and $1,703,000 during the 1998 and 1997 fiscal year, respectively. The increase in revenues from Company-owned operations resulted primarily from the acquisition of Carolina Termite and Pest Control
(CTPC) in the fourth quarter of 1997, which was included in operations for the 12 months of the 1998 fiscal year. CTPC was sold by the Company in October 1998.

     The net loss recorded on sales of Company-owned operations reflects the closure of the Scottsdale Maids operation in July 1998. The sale of the Charlotte franchise in July 1997 was the main component of the gain recorded on sales of Company-owned Hygiene operations for the 1997 fiscal year.

     Total expenses increased by approximately $5,237,000, or 42.2% to $17,642,000 in the 1998 fiscal year compared to $12,406,000 in the 1997 fiscal year. Selling, general and administrative expenses increased by approximately $2,757,000, or 44.3% to $8,978,000 in the 1998 fiscal year compared to
$6,221,000 in the 1997 fiscal year.

     Increased expenses in product costs are consistent with increased product sales. The gross margin percentage decreased from prior periods, reflecting an increased volume in certain lower gross margin products. Costs of Company-owned operations increased primarily due to the inclusion of CTPC in operations for fiscal year 1998, consistent with increased revenues from Company-owned operations.

     The $2,757,000 increase in selling general and administrative expenses from the 1997 fiscal year consisted primarily of the following increased amounts:
$775,000, salaries and wages, $663,000 in legal and accounting fees, $535,000 in bad debt and valuation reserves, $463,000 in Corporate Pest Control operations, and $178,000 in computer-related expenses.

     The start-up of a Charlotte-based telemarketing system, enhancements to computer systems, improvements to franchisee credit and collections programs and general administrative overhead contributed to the increased salaries and wages during fiscal year 1998. Following the initial start-up of telemarketing and the completion of the systems improvements, incremental expenses in these areas are not expected to reoccur in the future. The Company reviewed its general administrative overhead during fiscal year 1998 and believes it has taken necessary actions to reduce overhead levels to reasonably appropriate levels, while still supplying necessary support services.

     The withdrawal of the Company's former auditors in February 1998 and the subsequent delisting of the Company's securities from Nasdaq in May 1998 affected the increase in legal and accounting fees. The level of legal and accounting fees incurred in fiscal year 1998 are not expected to reoccur. However, the Company expects that certain outstanding issues will continue to produce higher professional fees for fiscal year 1999 than historically obtained. (See also Items 5 and 8, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure).

     Included in the increased bad debt provisions were increased valuation reserves relating to assets held for sale, increasing reserves, and discounts relating to notes receivable, and increasing reserves for accounts receivable. The increased valuation and bad debt reserves represent management's estimate of either expected recoverability of bad debt or the fair market value, and were based on a combination of actual performance, historical trends, and management's estimates of the fair market value.

     As the Company began developing a Pest Control system, corporate expenses relating thereto increased approximately $463,000 from fiscal year 1997, when the concept was initially developed. The largest components of the increased expenses in Pest Control were salaries, and the amortization of a non-compete agreement, and goodwill. During fiscal year 1998, reductions were made to corporate staffing levels, which will reduce future overhead levels. Following the sale of CTPC, the amortization of non-compete agreements will be eliminated.

     Gross income (before taxes) decreased to a loss of ($2,757,000) in the 1998 fiscal year from income of $871,000 for the 1997 fiscal year. The Company's income tax expense decreased, and resulted in a benefit of

$75,000 in the 1998 fiscal year compared to a $339,000 expense in the 1997 fiscal year, resulting in a net loss of ($2,682,000) in the 1998 fiscal year to compared to net income of $532,000 in the 1997 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its growth through cash from operations. In addition, the Company used the proceeds of a public offering completed in April 1993 to finance the expansion of its franchise system.

     The Company's principal sources of liquidity, both on a short-term and a long-term basis, are cash flow from operations and borrowings under a commercial revolving credit facility. The Company has also previously received advances on long-term notes receivable for working capital. Subsequent to the 1998 fiscal year-end, on February 17, 1999, the Company extended its revolving line of credit with its existing lender through June 30, 1999. The lender has indicated to the Company its intent not to renew the line of credit at that time. The Company believes it has found alternative financing sources to replace this credit facility. With the completion of alternative financing arrangements, the Company believes that the cash flow anticipated from its future operations will be adequate to meet the financing requirements it anticipates during the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, it's anticipated cash flow.

     During the 1998 fiscal year, net cash used by operations was approximately ($1,247,000) primarily due to the net loss of ($2,682,000) reported for the year. The net cash used by operations was partially offset by $360,000 cash provided by investing, and $408,000 provided by financing activities: however, a net decrease in cash and cash equivalents of ($480,000) resulted for the 1998 fiscal year. The Company believes that a substantial portion of the decrease in working capital reflects a combination of certain improvements to the Company's systems and the start-up of new activities, such as the telemarketing center, which are not expected to reoccur in the near future. Additionally, the Company has made certain reductions to its overhead structure, which are not fully reflected in the Company's financial results for fiscal 1998. These reductions in overhead structure are expected to help reverse the trend of net cash being used by operations, as experienced in fiscal 1998.

     Working capital, including the Company's revolving line of credit of $1,706,000 and notes payable to related parties, decreased to a negative ($1,223,000) at October 31, 1998, down from working capital of $1,007,000 at October 31, 1997. An increase of $556,000 in accounts payable and $324,000 of additional borrowings from the Company's revolving line of credit contributed to the decrease in working capital. A decrease of $480,000 in cash and cash equivalents, a $321,000 reduction in net accounts receivable, a $159,000 decrease in other receivables, and a $302,000 decrease in the current notes receivable, were partially offset by an increase of $628,000 in income tax refunds receivable.

     Subsequent to the 1998 fiscal year end, in November 1998, Mr. Swisher advanced the Company $275,000, in the form of a short-term note. Also in November 1998, a pre-payment of $165,000 was received by the Company towards an outstanding note receivable from the Houston Hygiene franchise. The note receivable due from the Houston Hygiene franchise relates to the purchase of this franchise from the Company, by a company in which Mr. Swisher is a majority owner.

     At October 31, 1998, other assets consisted principally of notes receivable in the amount of $3,230,000, and goodwill (net of accumulated amortization) of $632,000. Notes receivable are comprised of notes executed by franchisees for payment of initial franchise fees which are due beyond the ensuing year; goodwill relates primarily to the purchase of the Surface Doctor system. As part of the sale of CTPC in October 1998, approximately $474,000 in non-competition agreements and $499,000 in goodwill (net of amortization) were included in the sales price, and therefore are not included in other assets at October 31, 1998.

     The Company's total current liabilities are $5,929,000 at October 31, 1998, an increase of $1,247,000 over total current liabilities of $4,682,000 at October 31, 1997. Long-term debt was $384,000 at October 31, 1998, a decrease of $1,093,000 over long-term debt of $1,477,000 at October 31, 1997, primarily due to a $995,000 decrease following the sale of CTPC, and a decrease of $339,000 in a note payable to a finance company.

     The Company's material commitments at October 31, 1998 consisted primarily of its office facility, equipment and vehicle leases in varying amounts through 2003.

     In September 1998, Messers. Swisher and Reeder made advances to the Company totaling $340,000. As of October 31, 1998, the outstanding amount of those advances was $220,000.

INFLATION

     The Company does not believe that inflation will have a material impact on the Company's future operations.

ADDITIONAL FACTS TO CONSIDER

     Forward-Looking Statements. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995, which provide that, because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein, which are not historical facts, are forward-looking statements subject to meaningful risks and uncertainties, including, but not limited to, the following additional facts to consider. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's Hygiene, Swisher Maids, Pest Control and Surface Doctor franchise programs, (ii) the introduction of new products to be sold to franchisees, (iii) the continued successful operation of franchised businesses by Hygiene, Surface Doctor, Pest Control and Swisher Maids franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees relating to the payment of initial franchise fees, (iv) the Company's ability to resell certain Hygiene businesses which have been repurchased from franchisees, and (v) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene, Swisher Maids, Pest Control and Surface Doctor franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     Dependence On Performance Of Franchisees. The Company derived approximately 77% and 71% of its revenues in the 1998 and 1997 fiscal years, respectively, from annuity revenues. Annuity revenues consist of product sales, royalties and marketing fees paid by franchisees. Royalties and marketing fees are generally calculated based on a percentage of gross revenues or sales generated by the franchisee. Although franchisees generate a portion of their gross revenues from national accounts secured by the Company, the generation of a majority of gross revenues is directly dependent upon the franchisee's own marketing efforts. While the Company's franchise support and marketing services are intended to maximize the marketing results obtained by the franchisee, there is no assurance that marketing undertaken by franchisees will be successful or result in any increase in gross revenues. The Company's profitability will be largely dependent upon revenues from product sales to franchisees and revenues from royalties, marketing fees and service fees for the foreseeable future.

     Reliance On Franchise Sales. During the fiscal years ended October 31, 1998 and 1997, initial franchise fees charged to franchisees accounted for approximately 6% and 10%, respectively, of the Company's revenues. As the number of Company franchises and resulting annuity revenues have increased, the Company's dependence on new franchise sales has declined. However, the Company's future revenue growth will continue to depend, in part, upon sales of new franchises. The Company's ability to sell franchises is impacted by a number of factors including, among others, availability of qualified franchise candidates located within specific geographic markets, competition and general economic conditions. For approximately 4 months in 1998, the Company was not in compliance with the FTC Rule on Franchise Sales due to unavailability of audited financial statements, which affected the Company's ability to sell certain United States franchises. Following the filing of these outstanding documents, the Company received a return of its eligibility to sell domestic franchises. In order to expand its geographic markets, the Company has established international marketing programs for its Hygiene and Surface Doctor franchises. However, there can be no assurance the Company will continue to sell franchises consistent with its historical levels. A decline in franchise sales may have an adverse impact on the Company's operations and financial condition.

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

     Risk Of Franchise Termination. Should a franchisee fail to comply with the terms of its franchise agreement, the Company would generally re-market the franchise on behalf of the franchisee. The Company might also acquire and operate the franchise during the period of time in which it is being re-marketed. As of October 31, 1998, the Company owns and operates a total of three franchises which were acquired from certain franchisees. The Company is subject to a number of risks and competitive factors with respect to Company-owned franchises, and there can be no assurance the Company will be successful in operating or re-marketing franchises.

     Future Capital Requirements. At October 31, 1998, the Company had current assets of approximately $4.7 million and current liabilities of approximately $5.9 million. However, approximately $3.2 million of the Company's current assets consisted of net accounts receivable and current notes receivable. Also at October 31, 1998, the Company had other assets of approximately $5.1 million, consisting primarily of long-term notes receivable and intangible assets. The inability to timely collect accounts and notes receivable could have an adverse affect on the Company's ability to fund its future operations. The inability to collect long-term notes receivable or to realize the value attributed to intangible assets could also have an adverse affect on the Company's future liquidity and financial condition. There can be no assurance that the Company will be able to raise any additional capital which might be required, or that the terms on which such capital is available will be acceptable to the Company.

     Acquisition Strategy. The Company completed the acquisition of Carolina Termite and Pest Control ("CTPC") in September 1997. In October 1998, the Company sold CTPC back to its former owner, as the Company moved to focus attention on developing and expanding existing franchise systems, instead of overseeing Company-owned operations. Acquisitions typically require investment of operational and financial resources, integration of dissimilar operations, assimilation of new employees, diversion of management time and resources, increases in administrative costs, and additional costs associated with debt or equity financing.

There can be no assurance that any future acquisition by the Company will not have an adverse effect on the Company's results of operations or result in dilution to the existing stockholders.

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

     Competition. The sale of franchise businesses is highly competitive. In marketing its franchises, the Company must compete with a rapidly growing number of large, well-capitalized organizations selling franchises on a regional or national basis. Many of these firms have significantly greater financial, marketing and personnel resources than the Company. There is no assurance the Company will continue to compete successfully for qualified franchise candidates.

     No Dividends Anticipated. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company intends to retain profits to fund growth and expansion. The Company's bank loan agreement prohibits the payment of dividends without the bank's prior consent.

     Delisting Of Securities From Nasdaq National Market. On May 11, 1998, the Company's securities were de-listed from the Nasdaq National Market for (i) the Company's delinquent filing of its Form 10-KSB for the fiscal year ended October 31, 1997 and the Form 10-QSB for the quarter ended January 31, 1998, and (ii) the Company's failure to satisfy the filing requirement set forth in NASD Marketplace Rule 4310(c)(14). The delisting has and could continue to materially adversely affect the trading market for the Common Stock. Since that date the Company's securities have not been listed or quoted on any exchange. The Company believes, however, that its securities are being traded on the pink sheets.

     A request filed with the NASD Review Counsel to review the Hearing Panel's decision to delist its securities was denied. In order to be relisted on the Nasdaq National Market, it will be necessary for the Company to re-apply for initial listing once it determines that it can meet the initial listing requirements. At the date of the filing of this report, the Company would not qualify for initial listing on the Nasdaq National Market. The Company is not certain when, or if at all, it will be able to meet the initial listing requirements to be quoted on the Nasdaq National Market or the Nasdaq SmallCap Market or any other exchange or quotation system.

     Penny Stock Regulation. Since the Company's Common Stock has a trading price less than $5.00 per share, trading in the Common Stock subjects the Company to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of investors to sell their securities in the secondary market.

     Possible Adverse Impact On Market Of Warrant Exercise. In the event of the exercise of a substantial number of Public Warrants within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of Common Stock of the Company in the trading market could substantially affect the market price of the Common Stock.

     Limitations On Liability Of Directors And Officers. The Company's Articles of Incorporation, as amended, include provisions to eliminate, to the full extent permitted by the General Corporation Law of Nevada as in effect from time to time, the personal liability of directors of the Company for damages arising from a breach of their fiduciary duties as directors. The Company's Articles of Incorporation also include provisions to the effect that the Company shall indemnify any director or officer to the maximum extent that such indemnification is permitted by the laws of the State of Nevada, as it may from time to time be in effect, or by public policy. However, insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

     Possible Dilutive Effect Of Options And Warrants And Adverse Effect On Market Price. No assurance can be given as to the effect, if any, that future sales of Common Stock, or the availability of shares of Common Stock for future sales, will have on the market price of the Common Stock from time to time. Sales of substantial amounts of Common Stock (including shares issued upon the exercise of warrants or stock options), or the possibility that such sales could occur, could adversely affect the market price of the Common Stock and could also impair the Company's ability to raise capital through an offering of its equity securities in the future. As of October 31, 1998, there are outstanding options for 238,700 (183,700 plan options and 55,000 non-plan options) shares of Common Stock exercisable at prices ranging from $2.25 to $8.13 per share. There are 760,000 Public Warrants, exercisable to purchase one share of Common Stock for $7.80 per each two Public Warrants. The Company has extended the expiration of the Public Warrants through June 30, 1999. The issuance of any additional shares by the Company in the future may result in a reduction of the book value or market price of the then outstanding Common Stock. For the life of the warrants and options, the holders thereof are given the opportunity to profit from a rise in the market price of the Common Stock. Any rise in the market price of the Common Stock may encourage the holders to exercise such warrants or options, which may result in a dilution of the interests of other stockholders. As a result, the Company may find it more difficult to raise additional equity capital if it should be needed for the business of the Company while such warrants and options are outstanding.

     Anti-Takeover Considerations Including Possibility Of Future Issuance Of Preferred Stock. The Company's articles of incorporation, as amended, authorize the Board of Directors to issue up to 1,500,000 shares of preferred stock in one or more series, having terms fixed by the Board of Directors without stockholder vote, including voting, dividend or liquidation rights that could be greater than or senior to the rights of holders of Common Stock. The rights of holders of Common Stock will be subject to, and may be materially adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company's articles of incorporation, as amended, also do not opt out of the "control shares" statute set forth in Sections 78.378 through 78.3793 of the General Corporation Law of Nevada, which limits the acquisition of a "controlling interest" in the Company. These statutes are designed to prevent an "acquiring person" from gaining voting control of the Company without the approval of the Company stockholders. It provides that an acquiring person obtains only such voting rights in the control shares as are conferred by a resolution of a 200 or more stockholders, at least 100 of whom are stockholders of record and residents of Nevada. The Company is also subject to the provisions of Sections 78.411 through 78.444 of General Corporation Law of Nevada. In general, these statutes prohibit a publicly held Nevada corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. An "interested stockholder" is a person who, directly or indirectly, owns (or within the prior three years did own) 10% or more of the corporation's voting stock. The Board's authority to issue preferred stock and the provisions of Sections 78.378 through 78.3793 and Sections 78.411 through
78.444 could impede any merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, and any such impediment could serve to entrench management and may not be in the best interests of the Company's stockholders.

     Year 2000 Compliance. Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. The Year 2000 issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by the Company's software or hardware or that of government entities, customers, major vendors and other third parties with whom the Company has material relationships could result in interruptions of the Company's business which could have a material adverse effect on the Company.

     In response to the Year 2000 issue, the Company has implemented a Year 2000 program designed to identify, assess and address significant Year 2000 issues. This includes the Company's key business operations, services, business applications, and information technology systems and facilities. Additional tasking includes identification of the Company's customers, major vendors and other third parties with whom the Company has material relationships that may have Year 2000 issues with which to contend.

     The Company's Year 2000 readiness program applies to all hardware and software, whether developed internally or purchased from an outside supplier. Management has been assured through letters of attestation from most major software and hardware suppliers that mission critical Company software and hardware platforms are Year 2000 compliant. The Company believes that if any systems need to be repaired or replaced the repair or replacement would be minimal and could be handled within our normal budget for computer system upgrades and replacements. The Company is encouraging its subsidiaries and franchisees to take the appropriate precautionary steps necessary to ensure their computers systems are Year 2000 compliant, well in advance of the January 1, 2000 timeframe.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are included on pages F-1 to F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     McGladrey & Pullen, LLP ("Former Auditor") was engaged as auditors for the Company from December 3, 1996 to February 20, 1998. On February 20, 1998, the Former Auditor unexpectedly resigned as the Company's auditors, prior to completion of the audit for the fiscal year ended October 31, 1997, identifying certain concerns in their letter of resignation. On March 11, 1998, the Former Auditor withdrew its auditor's report dated January 30, 1997 on the financial statements for the fiscal year ended October 31, 1996. The Former Auditor advised the Company that its decision to resign and withdraw was the result of
(i) its conclusion that it was no longer able to rely on management's representations, and (ii) the existence of significant unresolved accounting matters relating to the Company's financial statements as of and for the years ended October 31, 1997 and 1996.

     More specifically, the Former Auditor was concerned about the timing of revenue recognition following the reported gain of $284,017 on the sale of a Houston, Texas franchise, recorded in the third quarter of 1996, and whether adequate disclosure was made regarding related parties. Similar concerns were raised regarding the timing of revenue recognition following the reported gain on the sale of a Charlotte, North Carolina franchise and the disclosure of related party involvement, recorded in the third quarter of 1997. The audited financial statements in the Company's 10-KSB for the year ended October 31, 1997 included increased disclosure on the related party nature of the Houston franchise sale. Per the Company's Annual Report on Form 10-KSB for fiscal year ended October 31, 1997, the Houston franchise sale was recorded in fiscal 1996, and the sale of the Charlotte franchise was recorded in fiscal 1997.

     Additionally, according to the Former Auditor, the Company recorded personal expenses of certain management employees as accounts receivable in 1996, which were expected to be repaid to the Company in 1997, but, were in fact, not repaid until a later date.

     Further, in addition to the effects on the financial statements for fiscal years 1996 and 1997, the Former Auditor and the Company, during second quarter 1998, discussed other concerns of the Former Auditor relating to the timing of revenue recognition and the need for additional accounting reserves to adequately address the valuation of accounts receivable, notes receivable relating to previously recorded franchise sales revenues, and the value of assets held for sale. The audit work in these matters was not completed at the time of the Former Auditor's resignation; however, the Former Auditor believed it likely that it could have issued a modified opinion if such matters were not ultimately resolved to its satisfaction.

     Prior to submitting its resignation on February 20, 1998, the Former Auditor met with an officer and a director of the Company on February 17, 1998 to review the matters later summarized in the Former Auditor's February 20, 1998 letter.

     In order to appropriately address the issues of concern indicated by the Former Auditor, on March 16, 1998, the Company engaged the firm of Scharf Pera & Co. of Charlotte, North Carolina as its new auditor (the "New Auditor") and authorized the Former Auditor to respond fully to inquiries of the New Auditors concerning each disagreement and event. During the Company's fiscal year ended October 31, 1997 and during the subsequent interim period through March 16, 1998, the Company had not consulted with the New Auditor with respect to the application of accounting principles to any specified transactions or the specific type of audit opinion that might be rendered on the Company's financial statements. No written report or oral advice was given to the Company by the New Auditor during this time other than a general discussion of proposed services and anticipated fees. The Company did not consult with the New Auditor regarding the disagreement with the Former Auditor. On February 17, 1999, the Company filed an action directly against the Former Auditor. See "Item 3. Legal Proceedings".

     The Company's results of operations for the years ended October 31, 1997 and 1996 were reported on the Company's Form 10-KSB, and filed with the SEC and included audited financial statements prepared by the New Auditors.

                                    PART III

     The following table sets forth information as of October 31, 1998 regarding the directors and executive officers of the Company:

                                                                           DIRECTOR
            NAME               AGE                    POSITION              SINCE
            ----               ---          -----------------------------  --------
Patrick L. Swisher(1)          44           President, Chief Executive       1986
                                            Officer and Director
W. Tom Reeder, III             46           Vice President and Director      1988
Thomas W. Busch                44           Vice President -- Finance
Bruce Mullan                   46           Vice President of Sales
Amy K. Simpson                 43           Secretary
George K. Moore(1)             66           Director                         1993
Richard G. Long Jr.            41           Director                         1998
John O. Summey Jr.             62           Director                         1998

---------------

(1) Member of Compensation Committee and Audit Committee.

     Patrick L. Swisher. Mr. Swisher has been Chief Executive Officer, President and a director of the Company since October 1986. In addition, as of October 31, 1998, Mr. Swisher served as a non-voting member of the Compensation and Audit Committees. From July 1983 to October 1986, Mr. Swisher also served as Chief Executive Officer and a director of Swisher Services, Inc., which was subsequently merged into The Company, Inc. in October 1986. In 1980, Mr. Swisher co-founded PSTV Corporation, a private cable television company, and he served as President of its construction division until 1983. From 1977 to 1980, Mr. Swisher was an owner and co-founder of Whispers Corporation, which operated a restaurant located in Charlotte, North Carolina. Mr. Swisher received his Bachelors of Science degree from Appalachian State University in 1977.

     W. Tom Reeder III. Mr. Reeder has served as Vice President and a director of the Company since March 1988. From 1977 through March 1988, Mr. Reeder was a manufacturer's representative for a wholesale apparel company in Charlotte, North Carolina. Mr. Reeder received his Bachelors of Science degree from Western Carolina University in 1975.

     Thomas W. Busch. Mr. Busch has been Vice President -- Finance of the Company since April 1998. From April 1991 to March 1998, Mr. Busch was employed by Salant Corporation, an apparel manufacturer, serving as Corporate Controller from March 1994 through March 1997. From January 1988 to March 1991, Mr. Busch was employed in the audit department of the Atlanta office of Deloitte & Touche, an international accounting and consulting firm. Mr. Busch received his Master of Accountancy from the University of South Carolina in December 1997.

     Bruce Mullan. Mr. Mullan has been the Company's Vice President of Sales since January 1994. From 1981 through January 1994, he was employed by US Safety Company in Kansas City, Missouri, where he served as National Accounts Manager from 1988 until January 1994. Mr. Mullan received his Bachelor of Arts degree in Economics from Hampden-Sydney College in 1975.

     Amy K. King-Simpson. Ms. King-Simpson has served as Secretary of the Company since November 1996. Prior to that she served as Director of Franchise Administration of the Company from 1991 to November 1996. From 1984 to 1991 she served as Vice President of Franchise Administration with Econo Lodges of America, Inc.

     George K. Moore. Mr. Moore has served as a director of the Company since 1993 and as the sole voting member of the Compensation and Audit Committees of the Board of Directors through fiscal year end 1998. Mr. Moore is a certified public accountant in the States of North Carolina and Florida. Since 1984,

Mr. Moore has provided financial and management consulting to businesses located in and around the Charlotte, North Carolina area. Prior to 1984, Mr. Moore was a partner with the accounting firm of Main Hurdman and a predecessor, which subsequently merged into KPMG Peat Marwick.

     Richard G. Long Jr. Mr. Long has served as a director of the Company since July 1998. Since February 1995, Mr. Long has been a partner with Perry, Bundy, Plyler and Long, LLP and, prior to that, from March 1991 to February 1995, Mr. Long was a partner with Steelman and Long, both involving the practice of law. Mr. Long received his J.D. from Wake Forest University in 1982 and is a member of the North Carolina State Bar and the Union County Bar Association. Mr. Long has served as President and Treasurer of the Union County Bar and has served as President of the 20th Judicial District Bar.

     John O. Summey Jr. Mr. Summey has served as a director of the Company since July 1998. Prior to that, from April 1997 to July 1998, Mr. Summey worked as an independent consultant, during which time he helped establish American Community Bank, a local bank in Monroe, North Carolina. Prior to that, from June 1995 to April 1997, Mr. Summey served as a director, and from June 1996 to April 1997 also as the Chief Financial Officer, of ProtoCorp International, Inc., a software development company in Monroe, North Carolina. From 1984 to June 1995, Mr. Summey was a director and Chief Financial Officer of American Commercial Bank, which was acquired by a national banking association in June 1995.

     Board Committees

     The Board of Directors has delegated certain of its authority to two permanent committees: the Audit Committee and the Compensation Committee.

     Through fiscal year ended October 31, 1998, Messrs. Patrick L. Swisher (a non-voting member) and George K. Moore (the sole voting member) served as members of the Audit Committee. The Audit Committee met four times during fiscal year ended 1998. Subsequent to fiscal year end 1998, on December 16, 1998, Mr. Moore resigned from the Board of Directors and the Audit Committee. The Board of Directors subsequently appointed Richard Long and John Summey to serve as outside directors on the Committee. The primary function of the Audit Committee is to review and approve audit reports rendered by the Company's independent auditors and to approve the fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

     Also through fiscal year ended October 31, 1998, Messrs. Patrick L. Swisher (a non-voting member) and George K. Moore (the sole voting member) served as members of the Compensation Committee. The Compensation Committee met one time during fiscal year ended 1998. Subsequent to fiscal year end 1998, on December 16, 1998, Mr. Moore resigned from the Board of Directors and the Compensation Committee. The Board of Directors subsequently appointed M. Hunt Broyhill and Anne P. Corley to serve as outside directors on the Committee. The primary function of the Compensation Committee is to review and make recommendations to the Board of Directors with respect to the compensation, including bonuses, of the Company's officers and directors and to administer the Company's benefit plans.

ITEM 10.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacity to the Company for the three fiscal years ended October 31, 1998, 1997, and 1996 for the Chief Executive Officer and the Company's other two most highly compensated (i.e., over $100,000 per year) executive officers.

                                                                                       LONG-TERM
                                                                                  COMPENSATION AWARDS
                                         ANNUAL COMPENSATION                 -----------------------------
                                       ------------------------                OPTIONS        ALL OTHER
                                       YEAR   SALARY(1)   BONUS   OTHER(2)   # OF SHARES   COMPENSATION(3)
                                       ----   ---------   -----   --------   -----------   ---------------
Patrick L. Swisher...................  1998   $200,554     --     $14,072      25,000          $1,523
  President and Chief                  1997    198,198     --      14,072      77,600           1,425
  Executive Officer                    1996    198,198     --      14,072      33,000           1,846

W. Tom Reeder III....................  1998    129,209     --       5,909          --             495
  Vice President                       1997    105,000     --       5,909      39,000             475
                                       1996    105,000     --       5,909      23,000             525

Bruce Mullan.........................  1998    123,521     --          --          --           1,316
  Vice President of Sales              1997    126,038     --          --          --           1,322
                                       1996    102,328     --          --       2,500           1,334

---------------

(1) This amount includes amounts contributed to the Company's 401(k) by each of the officers named above.
(2) This amount includes automobile lease payments made by the Company for vehicles leased by the executive officers named above.
(3) This amount includes amounts contributed by the Company to the executive officers' 401(k) accounts named above. It excludes (i) aircraft lease payments made by the Company to Economy Air, Inc. and (ii) office lease payments paid to SSSW Enterprises or Fairview Family Limited Partnership by the Company. For more information, see "Item 12. Certain Relationships and Related Transactions".

     Option Grants Table. The following table sets forth information concerning grants of stock options to the executive officers pursuant to the Company's stock option plans or otherwise during fiscal year 1998.

                     OPTION GRANTS DURING FISCAL YEAR 1998

                                                                  % OF TOTAL
                                                                    OPTIONS        EXERCISE
                                                                  GRANTED TO        OR BASE
                                                 OPTIONS         EMPLOYEES IN        PRICE      EXPIRATION
                   NAME                      GRANTED (SHARES)     FISCAL YEAR      ($/SHARE)       DATE
                   ----                      ----------------   ---------------   -----------   ----------
Patrick L. Swisher(1)......................       25,000              100%           $0.65      12/31/2003

---------------

(1) These options were granted to Mr. Swisher in consideration of Mr. Swisher's personal guarantee on the lease for the Company's headquarters. For more information about this guarantee, see "Item 12. Certain Relationships and Related Transactions".

     Fiscal Year End Options/Option Values Table. Certain executive officers, as a group, exercised a total of 100,000 options during fiscal year 1998. For more information about the exercise of these options, see

"Item 12. Certain Relationships and Related Transactions". The following table shows information about the value of exercised and unexercised stock options on October 31, 1998 for the executive officers listed below.

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                             OPTIONS AT OCTOBER 31,         THE-MONEY OPTIONS AT
                              NUMBER OF                               1998                   OCTOBER 31, 1998(2)
                           SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
          NAME               ON EXERCISE     REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----             ---------------   -----------   -----------   -------------   -----------   -------------
Patrick L. Swisher.......      57,600         $122,400       70,200             --         $3,821             --
George K. Moore..........      23,400           78,795       60,000             --             --             --
W. Tom Reeder III........      19,000           49,875       50,500             --             --             --
Bruce Mullan.............          --               --        3,500             --             --             --

---------------

(1) The dollar values are calculated by determining the difference between $7.625, the closing bid price of common stock on March 19, 1998, and the exercise price of the stock options.
(2) The dollar value is calculated by determining the difference between $0.78125 per share, the closing bid price of common stock on October 31, 1998, and the exercise price of the stock options. "In-the-Money" stock options are options for which the exercise price is less than the market price of the underlying stock on a particular date.

     No employee of the Company receives any additional compensation for his or her services as a director. Non-management directors receive a fee of $500 per meeting attended plus reasonable travel and other out-of-pocket expenses.

     Other than a 401(k) retirement plan for the benefit of all employees and a split dollar life insurance policy for certain officers, the Company has no retirement, pension or profit-sharing program for the benefit of its directors, officers, or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future. For more information, see Note 4 to the Company's Consolidated Financial Statements attached hereto.

     Stock Option Plans

     The Company adopted an Incentive Stock Option Plan in 1992 (the "Incentive Plan"). The Incentive Plan, as amended, covers an aggregate of 250,000 shares. The Plan, designed as an incentive for executive and other key employees, is administered by the Compensation Committee of the Board of Directors. The Incentive Plan provides that no option may be granted at an exercise price less than the fair market value of the Common Stock of the Company on the date of grant. Unless otherwise specified, the options expire up to ten years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. At October 31, 1998, 59,700 options had been granted and were outstanding pursuant to the Incentive Plan, of which 59,700 were exercisable.

     The Company also adopted a Non-Qualified Stock Option Plan in 1992 (the "Non-Qualified Plan"). The Non-Qualified Plan is also administered by the Compensation Committee of the Board of Directors and, as amended, covers a total of 400,000 shares. The Non-Qualified Plan provides that options may be granted at exercise prices not less than 85% of the fair market value of the Common Stock of the Company on the date of grant. The Compensation Committee is empowered to grant bonuses at the time of issuance of non-qualified stock options in an amount sufficient to cover the tax liability incurred by the recipient at the date of grant. At October 31, 1998, 124,000 options had been granted and were outstanding under the Non-Qualified Plan, of which 124,000 were exercisable.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors, executive officers and greater-than-10% stockholders to file reports of ownership (Form 3) and changes in ownership

(Form 4) with the Securities and Exchange Commission and Nasdaq and to provide the Company with copies of the reports. Based solely on its review of the copies of such forms received or written representations from reporting persons that no Forms 5 were required, the Company believes that with respect to fiscal year ended October 31, 1998, all the reporting persons complied with all applicable filing requirements, except that Forms 4 were not filed with respect to the grant or exercise of 100,000 options by certain officers and directors in November 1996 and March 1998, respectively, or upon the grant of 25,000 options to Mr. Swisher in September 1998. For more information, see "Item 12. Certain Relationships and Related Transactions".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of January 31, 1999, (a) all persons that the Company knows to be "beneficial owners" of more than five percent of the outstanding common stock of the Company, and (b) the common stock owned beneficially by the Company's directors and executive officers and all executive officers and directors as a group. Each person has sole voting and sole investment power with respect to the shares shown, except as noted.

                                                              SHARES BENEFICIALLY
                                                                   OWNED(2)
                                                              -------------------
                    NAME AND ADDRESS(1)                        NUMBER    PERCENT
                    -------------------                       --------   --------
Patrick L. Swisher(3).......................................  520,217      18.8%
George K. Moore(4)..........................................   83,400       3.0%
W. Tom Reeder III(5)........................................   74,500       2.7%
M. Hunt Broyhill............................................   33,000       1.2%
Thomas W. Busch(6)..........................................   17,200        **
John O. Summey, Jr. ........................................    4,000        **
Bruce Mullan(7).............................................    3,000        **
Richard G. Long, Jr. .......................................    1,500        **
Anne P. Corley..............................................      616        **
Providence LLC(8)...........................................  259,000       9.3%
All Directors and Executive Officers as a Group (eight
  persons)(9)...............................................  654,033      23.6%

---------------

 ** Represents a percentage of beneficial ownership that is less than 1%.
(1) Unless otherwise stated, the address for all persons listed above is 6849 Fairview Road, Charlotte, North Carolina 28210.
(2) "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, a person "beneficially" owns the Company's common stock not only if such person holds it directly, but also if such person indirectly (through a relationship, a position as a director or trustee, or a contract or understanding) has (or shares) the power to vote the stock, or to sell it, or such person has the right to acquire it within 60 days. The percent of shares beneficially owned as of January 31, 1999 was calculated based upon 2,771,971 "shares", consisting of 2,208,271 shares of common stock outstanding plus 563,700 options to purchase common stock.
(3) This amount includes 320,200 shares of common stock that may be acquired upon exercise of stock options that were exercisable as of January 31, 1999, or that will become exercisable within 60 days after January 31, 1999.
(4) This amount includes 60,000 shares of common stock that may be acquired upon exercise of stock options that were exercisable as of January 31, 1999, or that will become exercisable within 60 days after January 31, 1999.
(5) This amount includes 50,500 shares of common stock that may be acquired upon exercise of stock options that were exercisable as of January 31, 1999, or that will become exercisable within 60 days after January 31, 1999.
(6) This amount includes 15,000 shares of common stock that may be acquired upon exercise of stock options that were exercisable as of January 31, 1999, or that will become exercisable within 60 days after January 31, 1999.

(7) This amount represents shares of common stock that may be acquired upon exercise of stock options that were exercisable as of January 31, 1999, or that will become exercisable within 60 days after January 31, 1999.
(8) During 1997, Providence LLC assumed the obligation of the estate planning program and was assigned the shares of common stock by Armand Investment Corporation. Armand Investment Corporation acquired its shares from Patrick
    L. Swisher in connection with an estate planning program for Mr. Swisher. Mr. Swisher disclaims beneficial ownership of such shares.
(9) This amount includes 388,700 shares of common stock that may be acquired upon exercise of stock options that were exercisable as of January 31, 1999, or that will become exercisable within 60 days after January 31, 1999. Please note that, subsequent to October 31, 1998, Mr. Moore resigned as a director of the Company. However, as of January 31, 1999 Mr. Moore still owned the shares shown in the above table. These shares have not been included in the calculation of shares held beneficially by all directors and executive officers as of January 31, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     The Company leases from Economy Air, Inc. ("Economy Air"), a North Carolina corporation owned by Mr. Swisher, a twin engine airplane to provide corporate travel for Company personnel. The lease, entered into in November 1993 and effective through December 31, 2000, obligates the Company to make monthly lease payments to Economy Air, together with charges for maintenance and fuel for aircraft use. The amount of the lease payment approximates the total of the monthly loan payment, insurance, taxes and hanger rent paid by Mr. Swisher. Economy Air received lease payments and maintenance charges from the Company aggregating $57,000 and $109,000, respectively, during the fiscal years ended October 31, 1998 and 1997.

     In 1993, the Company and B.S. Associates, a partnership in which Mr. Swisher is a partner, entered into a lease agreement pursuant to which the Company leases its headquarters from the partnership for a term of seven years, expiring March 2000. In 1995, B.S. Associates sold the facilities and assigned the lease to SSSW Enterprises, a general partnership in which Mr. Swisher is a one-third partner. In 1997, SSSW Enterprises assigned the lease to Fairview Family Limited Partnership, of which Mr. Swisher is a 100% beneficial owner. In May 1998, the office building was sold to Old Dowd Properties, Inc., an unrelated party. On September 29, 1998, Mr. Swisher agreed to provide a personal guarantee for the lease during the first year of the new lease agreement; however, should the Company operate profitably for two consecutive quarters, Mr. Swisher will be released from this guarantee prior to the end of the first year of the new lease. For his personal guarantee, Mr. Swisher was granted 25,000 stock options, at the then current market price of $0.65. During the fiscal years ended October 31, 1998 and 1997, the Company made lease payments of $104,000 and $153,000, respectively to businesses in which Mr. Swisher had a beneficial interest.

     From time to time, during fiscal years 1998 and 1997, the Company made advances to Mr. Swisher on an unsecured, interest-free basis, payable on demand. The outstanding balance of these advances is typically less than $60,000.

     Certain officers and directors exercised stock options for 100,000 shares of common stock on March 19, 1998. The exercising of these options created a note receivable to the Company in the amount of $511,250 and is included in the long-term note receivable related parties' balance. The following table summarizes the options exercised and related amount of the non-discounted notes receivable:

            OFFICER/DIRECTORS              OPTIONS EXERCISED    STRIKE PRICE     NOTES RECEIVABLE
            -----------------              -----------------   ---------------   ----------------
Patrick L. Swisher.......................       57,600         $5.50 per share       $    316,800
W. Tom Reeder, III.......................       19,000         $5.00 per share             95,000
George K. Moore..........................       23,400         $4.25 per share             99,450

     The notes receivable include provisions to extend the due date with no interest accrued for any period where the Company does not have its securities actively traded on the Nasdaq system, and if the closing bid price of the Company's stock is less than 85% of the closing bid price of the Company's securities on March 19, 1998, which was $7.625.

     In September 1998, Mr. Swisher made an advance of $300,000 to the Company, in the form of a short-term note payable bearing an annual interest rate of 10.0%. As of October 31, 1998, the balance remaining outstanding on the short-term note payable was $200,000. Certain income tax refunds due to the Company collateralized the note payable.

     In September 1998, Mr. Reeder advanced the Company $40,000, in the form of a short-term note payable, on an interest free basis. As of October 31, 1998, the balance remaining outstanding on the note payable was $20,000.

     Subsequent to the 1998 fiscal year end, Mr. Swisher advanced the Company $275,000, in the form of a short-term note payable, bearing an annual interest rate of 10.0%. Certain income tax refunds due to the Company collateralized the note payable.

     A note receivable to the Company for the purchase of the Houston Hygiene franchise was restructured in 1998 from a seven year note with a balloon payment and no monthly payments of principal or interest to a note receivable amortized on a straight-line basis over ten years with monthly payments of both principal and interest. The interest rate was reduced from 12.0% to 11.0% to more closely reflect current market rates. Mr. Swisher is a majority owner of the company that owns the Houston Hygiene franchise. For the years ended October 31, 1998 and 1997, the Company realized revenues from this franchise of $182,753 and $119,607 for product sales, $21,602 and $15,915 for marketing fees, $64,805 and $47,746 for royalty fees, and $46,500 and $38,250 for service fees, totaling $315,660 and $221,518, respectively. For more information see Note 4 to the Consolidated Financial Statements attached hereto.

     Subsequent to the 1998 fiscal year end, the Company received a pre-payment of approximately $165,000 towards the outstanding note receivable related to the purchase of the Houston Hygiene franchise.

     On July 30, 1997, the Company-owned Charlotte Hygiene operation was sold to Charlotte Hygiene Associates, Inc. (CHA) for $415,000. A Vice President of the Company is the majority partner in CHA. The Company recognized a gain of $392,000 and $26,000 in management fee income in 1997 as disclosed in Note 4 to the Financial Statements. For the year ended October 31, 1998, the Company realized $171,599 in revenues from this franchise for product sales, $18,686 for marketing fees, $56,059 for royalty fees, and $36,800 for service fees, totaling $283,144.

     A note receivable to the Company from Mr. Reeder for the purchase of the Charlotte Hygiene franchise was restructured in 1998 from a seven year note with a balloon payment and no monthly payments of principal or interest to a note amortized on a straight-line basis over ten years with monthly payments of both principal and interest. These new terms take into consideration $15,000 in principal prepayments made between December 1997 and February 1998. The interest rate remained at 11.0%. The Charlotte Hygiene franchise assumed a $67,817 note receivable to the Company, as part of the purchase of an additional existing franchise operation. The terms of the note remained the same with 95 monthly installments and having an interest rate of 9.0%. The Company received no income on this transaction. Mr. Reeder is a majority owner of the company that owns the Charlotte Hygiene franchise. For more information see Note 4 to the Consolidated Financial Statements attached hereto.

     During the year ended October 31, 1998, the Company paid a member of the Board of Directors $121,453 for consulting services. Additionally, the Company provided this director office space worth a rental value of $6,300 for the same period.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements.

Independent Auditor's Report of Scharf Pera & Co............  F-1
Consolidated Balance Sheet as of October 31, 1998...........  F-2
Consolidated Statements of Operations for the years ended
  October 31, 1998 and 1997.................................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended October 31, 1998 and 1997.....................  F-5
Consolidated Statements of Cash Flows for the years ended
  October 31, 1998 and 1997.................................  F-6
Notes to Consolidated Financial Statements..................  F-8

     (b) Exhibits.

     The following is a complete list of Exhibits filed as part of this report and which are incorporated herein.

 EXHIBIT
  NUMBER                                    EXHIBITS
 -------                                    --------
      *3.1.1 --   Articles of Incorporation, as amended, of the Company as
                  filed on October 10, 1986 with the Secretary of State of the
                  State of Nevada.
      *3.1.2 --   Certificate of Amendment of Articles of Incorporation of the
                  Company as filed on January 19, 1993, with the Secretary of
                  State of the State of Nevada.
      #3.1.3 --   Certificate of Designations of Series A Junior Participating
                  Preferred Stock.
      *3.2.1 --   Amended and Restated By-Laws of the Company.
      *4.1.1 --   Form of specimen certificate for Common Stock of the
                  Company.
      *4.1.2 --   Form of specimen certificate for Warrants of the Company.
     **4.1.3 --   Form of Warrant Agreement, dated April 12, 1993, between
                  American Securities Transfer & Trust Co. and the Company.
     **4.2   --   Form of specimen certificate for Underwriter's Warrant of
                  the Company.
      #4.3   --   Form of Rights Agreement and Form of Rights Certificate.
   ---10.1.1 --   Asset Purchase Agreement dated September 1, 1997, by and
                  among Carolina Termite and Pest Control, Inc., et al. and
                  Swisher Pest Control Group.
     *10.1.2 --   Amended Employment Agreement, effective January 1, 1993,
                  between Patrick L. Swisher and the Company.
   ---10.1.3 --   Non Competition Agreement dated September 1, 1997, between
                  Robert M. McCain, Jr. and Swisher Pest Control Group.
     *10.2.1 --   1992 Incentive Stock Option Plan, effective April 29, 1992, authorizing 58,334 shares of Common Stock for issuance
                  pursuant to the Plan.
     *10.2.2 --   1992 Non-Qualified Stock Option Plan, effective April 29,
                  1992, authorizing 133,333 shares of Common Stock for
                  issuance pursuant to the Plan.

 EXHIBIT
  NUMBER                                    EXHIBITS
 -------                                    --------
   ***10.2.3 --   Amendment to 1992 Incentive Stock Option Plan, effective
                  April 12, 1994, authorizing 250,000 shares of Common Stock for issuance pursuant to the Plan.
   ***10.2.4 --   Amendment to 1992 Non-Qualified Stock Option Plan, effective
                  April 12, 1994, authorizing 150,000 shares of Common Stock for issuance pursuant to the Plan.
      10.3   --   Franchise Agreements by and between the Company and its
                  franchisees, effective dates set forth below:
     *       --   (i)   Form of Franchise Agreement by and between the Company
                  and certain franchisees.
     *       --   (ii)   Form of Franchise Agreement by and between the
                  Company and certain franchisees.
     *       --   (iii)   Form of Franchise Agreement by and between the
                  Company and certain franchisees.
     *       --   (iv)   Franchise Agreement, dated August 20, 1990, by and
                  between the Company and J/S Enterprises, Inc. for Louisville territory, subsequently transferred to Louisville
                         Restroom Sanitation Services, Inc. on August 31,
                         1990.
     *       --   (v)   Franchise Agreement, dated October 31, 1990, by and
                  between the Company and Rice & Rice Corporation for Richmond territory.
    **       --   (vi)   Form of Franchise Agreement, dated October 31, 1990,
                  by and between the Company and maid service franchisees.
      --     --   (v)   Form of Master License Agreement relating to
                  international licenses by and between the Company's
                        wholly-owned subsidiary, F.M.S., Inc., and certain
                        licensees.
     *10.4   --   Lease, dated April 20, 1992, by and between B.S. Associates
                  Partnership and the Company.
     *10.5   --   Lease Agreement, dated August 6, 1992, by and between
                  Economy Air, Inc. and the Company.
     *10.6   --   Agreement, dated February 11, 1993, by and among Locke
                  Burgess, Ross Burgess,
                  Lynn Smith and Austin-San Antonio Hygiene Services, Inc, the
                  Company and Swisher Hygiene Franchise Corp.
     *10.7   --   Promissory Note and Guaranty, dated December 17, 1992, by
                  and between Wachovia Bank of North Carolina, N.A. and the
                  Company (terminated).
    --10.7.1 --   Revolving Note and Loan Agreement, dated September 19, 1996, by and between SouthTrust Bank of North Carolina and the
                  Company.
     *10.8   --   Letter of Intent, dated February 11, 1993, by and between
                  Consolidated Products, Inc. and the Company.
     *10.9.1 --   Asset Purchase and Sale Agreement, dated March 12, 1993, by and between Consolidated Products, Inc. and Swisher
                  Products, Inc.
     +10.9.2 --   Asset Purchase Agreement effective July 1, 1996, relating to the sale of Surface Doctor by Professional Carpet Systems,
                  Inc. and Old Dixie Supply Company to the Company.
     *10.10.1 --  Promissory Note, dated April 1, 1993, by and between Branch
                  Banking and Trust Company and the Company.
     *10.10.2 --  Loan Agreement, dated April 1, 1993, by and between Branch
                  Banking and Trust Company and the Company.

 EXHIBIT
  NUMBER                                    EXHIBITS
 -------                                    --------
     -10.10.3 --  Loan Agreement, dated April 21, 1995, by and between First
                  Union National Bank of North Carolina and the Company
                  (terminated).
     -10.10.4 --  Loan Agreement, dated May 18, 1995, by and between Stephens
                  Diversified Leasing, Inc., d/b/a Stephens Franchise Finance,
                  and the Company.
   ---21.1   --   Updated List of Subsidiaries of the Company
     @23.1   --   Consent of Scharf Pera & Co.
     @27.    --   Financial Data Schedule (for SEC use only).
   ---99.1   --   Letter from McGladrey & Pullen, LLP.

---------------

@    Filed herewith.
---  Previously filed.
*    Previously filed and incorporated by reference from the
     Company's Registration Statement on Form S-1 (SEC File No.
     33-58320), filed February 18, 1993, as subsequently amended and declared effective April 21, 1993.
**   Previously filed and incorporated by reference from the
     Company's Form 10-K for the fiscal year ended October 31,
     1993, filed on January 31, 1994 (SEC File No. 0-21282).
***  Previously filed and incorporated by reference from the
     Company's Form 10-K for the fiscal year ended October 31,
     1994, filed on January 30, 1995. (SEC File No. 0-21282).
#    Previously filed and incorporated by reference from the
     Company's Registration Statement on Form 8-A filed September
     19, 1995.
+    Previously filed and incorporated by reference from the
     Company's Form 8-K dated July 30, 1996, as filed with the
     SEC on or about August 8, 1996.
-    Previously filed and incorporated by reference from the
     Company's Form 10-K for the fiscal year ended October 31,
     1995. (SEC File No. 0-21282).
--   Previously filed and incorporated in reference from the
     Company's Form 10-K per the fiscal year ended October 31,
     1996. (SEC File No. 0-21282).

     (c) CURRENT REPORTS ON FORM 8-K.

     The Company filed current reports during the 1998 Fiscal Year as follows:

          1. A report on Form 8-K was filed on February 27, 1998, relating to the withdrawal of the Company's Certifying Accountants.

          2. A report on Form 8-K was filed on March 13, 1998, relating to the Company's former Certifying Accountants response to the Company's report filed on February 27, 1998.

          3. Amendment No. 1 to the report on Form 8-K originally filed on March 13, 1998 was filed on March 24, 1998, relating to the withdrawal of the Company's Certifying Accountants.

          4. Amendment No. 2 to the report on Form 8-K originally filed on March 13, 1998 was filed on April 24, 1998, relating to retention of new Certifying Accountants for the Company.

          5. A report on Form 8-K was filed on May 18, 1998, relating to the delisting of the Company's securities from the Nasdaq National Market.

          6. A report on Form 8-K was filed on June 3, 1998, relating to the announcement of the Company's earnings for fiscal year ended October 31, 1997 and the restatement of the Company's earnings for the prior fiscal year ended October 31, 1996.

Board of Directors
Swisher International, Inc. & Subsidiaries
Charlotte, North Carolina

                          INDEPENDENT AUDITOR'S REPORT

     We have audited the accompanying consolidated balance sheet of Swisher International, Inc. & Subsidiaries as of October 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swisher International, Inc. & Subsidiaries as of October 31, 1998, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

                                          SCHARF PERA & CO.

Charlotte, North Carolina
February 19, 1999

                           CONSOLIDATED BALANCE SHEET

                                                              OCTOBER 31,
                                                                 1998
                                                              -----------
                                 ASSETS
Current assets
  Cash and cash equivalents (Note 2)........................  $   183,352
  Restricted cash (Note 7)..................................      272,989
  Accounts receivable, franchisees, net of allowance for
    doubtful accounts of $596,000...........................    2,501,024
  Other receivables.........................................      124,759
  Current portion of notes receivable, franchisees (Notes 3
    and 7)..................................................      713,729
  Current portion of notes receivable -- related parties
    (Note 4)................................................      160,000
  Inventories...............................................       63,978
  Prepaid expenses..........................................       55,380
  Income tax refunds receivable (Note 12)...................      628,484
                                                              -----------
         Total current assets...............................    4,703,695
                                                              -----------
Property and equipment (Note 5)
  Property, furniture and equipment.........................    1,788,021
  Less: accumulated depreciation............................     (773,832)
                                                              -----------
         Total property and equipment.......................    1,014,189
                                                              -----------
Other assets
  Notes receivable -- related parties, (Note 4).............      245,389
  Notes receivable, franchisees (Notes 3 and 7).............    3,230,435
  Notes receivable -- related parties for stock (Note 5)....      400,491
  Intangible assets, net of accumulated amortization of
    $21,848.................................................      112,358
  Goodwill, net of accumulated amortization of $82,553......      632,410
  Assets held for sale (Note 16)............................      301,693
  Cash surrender value of officers' life insurance..........       22,958
  Deposits and other assets.................................      111,445
                                                              -----------
         Total other assets.................................    5,057,179
                                                              -----------
         Total assets.......................................  $10,775,063
                                                              ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank overdraft............................................  $   497,937
  Line of credit, (Note 7)..................................    1,705,998
  Note payable -- related parties, (Note 8).................      220,000
  Current portion of long-term debt, (Note 9)...............      358,452
  Accounts payable..........................................    2,598,022
  Accrued expenses..........................................      403,364
  Deferred revenue..........................................      145,521
                                                              -----------
         Total current liabilities..........................    5,929,294
                                                              -----------
Long-term debt, less current portion, (Note 9)..............      384,203
Deferred revenues, less current portion.....................      550,800
Commitments and contingencies, (Notes 13 and 20)............           --
Stockholders' equity
  Common stock, par value $0.01, authorized 15,000,000
    shares; issued 2,208,271 shares.........................       22,083
  Additional paid-in capital................................    4,728,395
  Retained earnings.........................................     (839,712)
                                                              -----------
         Total stockholders' equity.........................    3,910,766
                                                              -----------
         Total liabilities and stockholders' equity.........  $10,775,063
                                                              ===========

                See Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
REVENUES
Annuity revenues
  Product sales.............................................  $ 6,718,955   $ 5,366,127
  Service fees..............................................    2,088,301     1,832,962
  Royalties.................................................    2,609,794     2,126,369
  Marketing fees............................................       79,808        73,226
                                                              -----------   -----------
          Total annuity revenues............................   11,496,858     9,398,684
                                                              -----------   -----------
Initial franchise sales (Notes 3 and 11)....................      853,387     1,347,312
Revenue from Company-owned operations.......................    2,232,846     1,703,120
Interest income.............................................      304,644       283,354
(Loss)/gain on sale of Company-owned operations.............      (56,187)      497,189
Other revenue...............................................       54,207        46,672
                                                              -----------   -----------
                                                                3,388,897     3,877,647
          Total revenues....................................   14,885,755    13,276,331
                                                              -----------   -----------
EXPENSES
  Selling, general and administrative.......................  $ 8,977,524   $ 6,220,475
  Costs of product sales to franchises......................    5,926,549     4,274,019
  Costs related to Company-owned operations.................    2,376,588     1,700,340
  Interest..................................................      361,692       210,721
                                                              -----------   -----------
          Total expenses....................................   17,642,353    12,405,555
                                                              -----------   -----------
(Loss)/income before income taxes...........................   (2,756,598)      870,776
  Income tax (benefit)/expense (Note 12)....................      (74,831)      338,868
Net/(loss)/income...........................................  $(2,681,767)  $   531,908
                                                              ===========   ===========
(loss)/income per share:
  Basic.....................................................  $     (1.23)  $      0.26
  Diluted...................................................  $     (1.23)  $      0.23
Weighted-average number of common shares and common share
  equivalents outstanding:
  Basic.....................................................    2,181,849     2,060,377
  Diluted...................................................    2,181,849     2,367,628

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK       ADDITIONAL    RETAINED
                                          -------------------    PAID-IN      EARNINGS
                                           SHARES     AMOUNTS    CAPITAL     (DEFICIT)      TOTAL
                                          ---------   -------   ----------   ----------   ----------
BALANCE, OCTOBER 31, 1996...............  1,935,799   $19,359   $4,006,659   $1,310,147   $5,336,165
Other...................................                             8,928                     8,928
Issuance of common stock in connection
  with the exercise of stock options....    186,472     1,864      113,136                   115,000
Net income..............................                                        531,908      531,908
                                          ---------   -------   ----------   ----------   ----------
BALANCE, OCTOBER 31, 1997...............  2,122,271    21,223    4,128,723    1,842,055    5,992,001
Tax benefit of compensation deduction
  related to stock options (Note 12)....         --        --      380,966           --      380,966
Retirement of common stock (Note 4).....    (14,000)     (140)    (117,110)          --     (117,250)
Issuance of common stock in connection
  with the exercise of stock options,
  (Note 5)..............................    100,000     1,000      395,566           --      396,566
Cancellation of stock options, (Note
  10)...................................         --        --      (73,500)          --      (73,500)
Grant of stock options (Note 10)........         --        --       13,750           --       13,750
Net loss................................         --        --           --   (2,681,767)  (2,681,767)
                                          ---------   -------   ----------   ----------   ----------
BALANCE, OCTOBER 31, 1998...............  2,208,271   $22,083   $4,728,395   $ (839,712)  $3,910,766
                                          =========   =======   ==========   ==========   ==========

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income...........................................  $(2,681,767)  $   531,908
Adjustments to reconcile net (loss)/income to net cash (used
  in) provided by operating activities:
  Depreciation..............................................      276,604       187,772
  Amortization..............................................      236,966       139,793
  Compensation for guarantee of leases......................       13,750            --
  Deferred income taxes.....................................      (97,000)       94,000
  Loss/(gain) on disposal of Company-owned operations.......       56,396      (497,189)
  Loss on sale of property..................................       40,856            --
  Franchise fee revenue financed through notes receivable...     (415,968)     (496,840)
  Provision for doubtful notes receivable...................      256,202       257,688
  Provision for doubtful accounts receivable................      505,951        22,000
  Change in working capital components:
     (Increase) in accounts receivable......................     (462,386)   (1,371,232)
     Decrease/(increase) in inventories.....................       24,808        (1,507)
     Decrease/(increase) in prepaid expenses................      129,128       (29,922)
     Decrease/(increase) in deferred franchise costs........       77,957            --
     Increase/(decrease) in allowance for valuation of
      assets held for sale..................................       44,534      (256,030)
     Increase in accounts payable...........................      556,317       789,109
     Increase in accrued expenses...........................      180,816        41,413
     (Decrease)/increase in income taxes payable............     (357,341)        8,653
     Increase in deferred revenue...........................      367,123        20,074
                                                              -----------   -----------
     Net cash used in operating activities..................   (1,247,054)     (560,310)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment.......................................     (172,604)     (612,770)
Advances to officer.........................................       50,136       204,732
Notes receivable proceeds...................................     (860,978)   (1,598,520)
Notes receivable-related parties proceeds...................       (3,925)     (196,449)
Notes receivable payments...................................    1,075,936     1,160,385
Sale of assets held for sale................................      180,742            --
Proceeds from sale of property..............................           --       162,431
Decrease/(increase) in intangible assets and other assets...       90,477      (879,640)
                                                              -----------   -----------
  Net cash provided by/(used in) investing activities.......      359,784    (1,759,831)
                                                              -----------   -----------

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock transactions............................           --       123,928
Increases in bank overdraft.................................      497,937            --
(Increase) decrease in restricted cash......................      (15,087)        2,925
Net proceeds from advances on line-of-credit and short-term
  notes payable.............................................      324,000       347,956
Net proceeds from issuance of notes payable to related
  parties...................................................      220,000            --
Proceeds from long-term debt................................           --     1,232,673
Net principal payments on long-term debt obligations........     (619,108)     (534,051)
                                                              -----------   -----------
  Net cash from financing activities........................      407,742     1,173,431
                                                              -----------   -----------
  Net (decrease) in cash and cash equivalents...............     (479,528)   (1,146,710)
  Cash and cash equivalents at beginning of year............  $   662,880   $ 1,809,590
                                                              -----------   -----------
  Cash and cash equivalents at end of year..................  $   183,352   $   662,880
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
  Interest..................................................  $   364,888   $   218,121
  Income taxes..............................................      331,911       236,215
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Notes receivable, included in deferred revenue............      367,123       329,198
  Transfer of accounts receivable to assets held for sale...       81,000        10,982
  Notes receivable on sale of franchises....................      818,175       496,840
  Accounts receivable settled with cancellation of
     options................................................       73,500            --
  Accounts receivable -- officers settled with assignment of
     Company stock..........................................      117,250            --
  Options granted in exchange for personal guarantee on
     lease..................................................       13,750            --
  Options issued for notes receivable.......................      396,566            --
  Property acquired through capital leases..................      118,132            --
  Tax benefit of compensation deduction related to stock
     options................................................      386,966            --
                                                              -----------   -----------
SALE OF PEST CONTROL OPERATIONS:
  Assets disposed of:
     Cash...................................................           --
     Accounts receivable....................................      163,921
     Inventories............................................       13,368
     Prepaid expenses.......................................      474,774
     Equipment..............................................       85,532
     Goodwill...............................................      499,019
                                                              -----------
                                                              $ 1,236,614
                                                              ===========
  Liabilities assumed:
     Accounts payable.......................................  $    25,796
     Accrued expenses.......................................       77,093
     Notes payable..........................................      844,522
                                                              -----------
                                                                  947,411
Notes receivable issued as consideration....................      289,144
  Loss on sale..............................................           59
                                                              -----------
                                                              $ 1,236,614
                                                              ===========

                See Notes to Consolidated Financial Statements.

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Swisher International, Inc. and its subsidiary companies, all of which are wholly owned, after elimination of inter-company accounts and transactions.

RECLASSIFICATIONS

     Certain amounts in the financial statements for the year-ended October 31, 1997 have been reclassified from the previously issued report in order to make the financial statements comparable to the presentation for October 31, 1998.

CASH AND CASH EQUIVALENTS

     For purposes of reporting the statement of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of purchased finished goods. Cost is determined using the first-in, first-out
(FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which is five to thirty-one and one-half years.

INTANGIBLE ASSETS

     Intangible assets, consisting primarily of trademarks and organization costs, are stated at cost and are being amortized using the straight-line method over periods from five to fifteen years.

IMPAIRMENT OF LONG-LIVED ASSETS

     At each balance sheet date, the Company assesses whether there has been an impairment in the value of all long-lived assets (including intangibles) by determining whether projected undiscounted future cash flows from such assets, as defined in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired. There was not a material impact from these assessments on the Company's financial position, results of operations, or liquidity for the years ended October 31, 1997 and 1998.

GOODWILL

     Goodwill includes the excess of acquisition costs over fair value of the net assets acquired in the purchase of the Surface Doctor division of Professional Carpet Systems, Inc. amortized on the straight-line basis over a twenty year period.

ACCOUNTS PAYABLE

     The Company collects substantially all of their franchisees' accounts receivable. The Company deposits all of these remittances into its bank accounts and generally remits these monies to the franchisees in the week following collection after deduction of fees and receivables due the Company. The liability for these funds due the franchisees are included in the Company's accounts payable and the gross amount, before deductions for fees and receivables, totals $1,029,000 at October 31, 1998.

INITIAL FRANCHISE FEES, RELATED FRANCHISE COSTS, AND DEFERRED REVENUE

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

     The Company typically finances part of the initial franchise fee payable by new franchisees and from time to time has financed 100% of certain franchise fees. Before financing is granted to a new franchisee, the Company performs extensive credit evaluations of the franchisee's financial condition and obtains a security interest in the underlying franchise and assets incidental to the operation of the franchise. Revenue is recognized on financed sales when the Company determines that collection is probable. For financed franchise sales where collections are not predictable, the Company uses the installment sales method for revenue recognition in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue." The Company records the note receivable on these sales and the revenue is included as a liability on the balance sheet as deferred revenues.

PREPAID ADVERTISING COSTS

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

ASSETS HELD FOR SALE

     The Company has acquired assets of certain franchisees who have failed to comply with the terms and conditions of their franchise agreements. The Company carries these assets at the lower of cost or market and intends to sell these operations as soon as possible.

ROYALTIES, MARKETING FEES AND SERVICE FEES

     Royalties and marketing fees are recognized as revenue based on a percentage of the monthly gross revenues as reported by the franchisees. Service fees are recognized as revenue based on a sliding dollar amount determined by the annualized gross revenues as reported by the franchisees, and are collected from monthly revenues.

PRODUCT SALES

     Product sales consist of products sold to the franchisees and are recognized as revenue at the time of shipment.

INCOME TAXES

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

EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share exclude dilution and are computed by dividing income (or loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares are excluded from the computation of diluted earnings per share when a loss exists because the effect would be antidilutive (Note 11).

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

NOTE 2.  CASH

     The Company maintains deposits with financial institutions, which exceed the federally insured amounts in the amount of $472,000 at October 31, 1998. Additionally, the Company maintains deposits in foreign accounts, not insured, in the amount of $128,000 at October 31, 1998.

NOTE 3.  NOTES RECEIVABLE -- FRANCHISEES

     Notes receivable consists primarily of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the underlying franchise and by essentially all of the franchisees' assets incidental to the operation of the franchise and, for certain franchises, are personally guaranteed by the owners. The interest rates associated with the majority of these notes range from 8% to 13% with monthly principal and interest payments ranging from $70 to $6,199 over periods ranging from 12 to 120 months, with the first note maturing in 1999 and the last one in 2009.

     Notes receivable -- franchisees at October 31, 1998 consisted of the following:

                                                                 1998
                                                              ----------
Notes receivable -- franchisees at face value...............  $3,244,813
Notes receivable -- related parties at face value (Note
  4)........................................................   1,246,851
                                                              ----------
Total notes receivable -- face value........................   4,491,664
Less imputed discount.......................................    (291,000)
                                                              ----------
Net present value of notes receivable.......................   4,200,664
Less allowance for doubtful accounts........................    (256,500)
                                                              ----------
Balance of notes receivable -- franchisees..................  $3,944,164
                                                              ==========
Current portion.............................................  $  713,729
Long-term portion...........................................  $3,230,435

     The notes receivable -- franchisees at face value have been reduced to net present value at October 31, 1998 for imputed discounts. These imputed discounts are based on notes with terms including delayed payment schedules and interest-free periods, and additionally, the notes have been discounted to net present values based on actual payments differing from scheduled payments contained in the note agreements.

     Future minimum principal payments to be received pursuant to the notes are as follows:

YEAR ENDING OCTOBER 31
----------------------
1999........................................................  $  713,729
2000........................................................     601,726
2001........................................................     486,305
2002........................................................     469,239
2003........................................................     492,712
Thereafter..................................................   1,727,953
                                                              ----------
                                                               4,491,664
Less imputed discounts......................................     291,000
Less allowance for doubtful accounts........................     256,500
                                                              ----------
                                                              $3,944,164
                                                              ==========

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

NOTE 4. NOTES AND ACCOUNTS RECEIVABLE -- RELATED PARTIES AND RELATED PARTY TRANSACTIONS

     The Company had the following accounts and notes receivable from officers at October 31, 1998:

                                                                1998
                                                              --------
Notes receivable from the President for: life insurance
  policies paid by the Company pursuant to a split dollar
  life insurance plan, advances and personal expenses paid
  by the Company, and for third party accounts receivable
  collected by the franchise owned 51 percent by the
  President. Notes receivable bears interest rates of 6 to
  12 percent................................................  $259,290
Notes receivable from a Vice President for: life insurance
  policies paid by the Company pursuant to a split dollar
  life insurance plan, and for third party accounts
  receivable collected by the franchise owned 51 percent by
  the Vice President. Notes receivable bears interest rates
  of 6 to 12 percent........................................   141,465
Others......................................................     4,634
                                                              --------
Total accounts and notes receivable from officers...........   405,389
Current portion.............................................   160,000
                                                              --------
Long-term portion...........................................  $245,389
                                                              ========

     On February 2, 1998, the President delivered 14,000 shares of common stock to the Company to be applied as a payment on the note above. The note was reduced by the total market value of those shares, $117,250, based on the closing price of $8.375 on that day. The stock shares involved were subsequently retired.

     Until May of 1998, the Company leased its operating facility from a partnership in which the President of the Company was a 100 percent beneficial owner. Rent expense relating to the lease payments made to businesses in which Mr. Swisher had a beneficial interest during the years ended October 31, 1998 and 1997 was $103,719 and $153,112, respectively.

     During the years ended October 31, 1998 and 1997, the Company paid the President and/or a corporation in which the President is a major stockholder $57,427 and $109,078, respectively, for the use of an airplane for business travel.

     During the year ended October 31, 1998, the Company paid a member of the Board of Directors $121,453 for consulting services. Additionally, the Company provided this director office space worth a rental value of $6,300 for the same period.

     As shown in Note 3 above, there are notes receivable with a total face value of $1,246,851 from related parties for franchise sales. A $443,722 note results from the purchase of a franchise by a company that is 51 percent owned by the President of the Company. The original note, dated July 19, 1996, was for the entire amount ($450,000) of the purchase and was interest-free until payments of monthly interest at the rate of 12 percent per annum began May 1, 1997. The original note called for 84 monthly payments of principal and interest of $5,401 beginning May 1, 1998 and a balloon payment of $330,218 due May 1, 2005. On July 6, 1998, this note was revised to eliminate the balloon payment from the original note and to lower the interest rate to 11 percent per annum. The terms of the new note call for 120 monthly installments of principal and interest of $6,199 beginning August 1, 1998 and ending July 1, 2008. The franchise and its assets secure this note, with additional security pledged by 25,000 shares of restricted Swisher International, Inc. common stock owned by the President. Subsequent to October 31, 1998, in November 1998, the Company received a payment of $165,000 on this note. For the years ended October 31, 1998 and 1997, the Company realized revenues from this franchise of $182,753 and $119,607 for product sales, $21,602 and $15,915 for marketing fees, $64,805 and $47,746 for royalty fees, and $46,500 and $38,250 for service fees, totaling $315,660 and $221,518, respectively.

     A second note of $394,419 results from the purchase of a Company-owned franchise by a company that was owned by a Vice President of the Company. The original note, dated July 30, 1997, was for the entire amount ($415,000) of the purchase and was interest-free until payments of monthly interest at the rate of 11 percent began May 1, 1998 for a period of 12 months. The original note called for 84 monthly payments of principal and interest of $5,000 beginning May 1, 1999 and a balloon payment of $267,116 due May 1, 2006. On July 6, 1998, this note was revised to eliminate the balloon payment from the original note. The terms of the new note call for 120 monthly installments of principal and interest of $5,510 beginning August 1, 1998 and ending July 1, 2008. These new terms take into consideration $15,000 in principal prepayments made between December 1997 and February 1998. The franchise and its assets secure this note, with additional security pledged by the equivalent of 20,000 shares of restricted Swisher International, Inc. stock owned by the Vice President. The Company recognized a $392,093 gain on the transaction and $26,064 in management fee income for the year ended October 31, 1997. For the year ended October 31, 1998, the Company realized $171,599 in revenues from this franchise for product sales, $18,686 for marketing fees, $56,059 for royalty fees, and $36,800 for service fees, totaling $283,144.

     A third note, bearing interest at 9 percent, in the total aggregate amount of $67,817 was assumed by the same company owned by the Vice President as part of the purchase of an existing franchise operation. At October 31, 1998, the remaining balance on this note was payable in 95 monthly installments of principal and interest of $1,001. The franchise and its assets secure this note. The Company recognized no income on this transaction.

     A fourth note of $239,742 results from the "Agreement for Purchase and Sale of Assets" dated October 26, 1998 by and between Swisher Pest Control Corporation and Carolina Pest Management, LLC (See Note 17). The President of Swisher Pest Control Corporation owns Carolina Pest Management LLC. This note is payable in 16 quarterly installments of interest only at the prime rate, with the first quarterly installment due January 26, 1999. Beginning on November 26, 2002 this note is payable in 60 monthly installments of principal and interest of $4,861. In addition, as part of this transaction, Carolina Pest Management, LLC issued the Company a short-term note receivable in the amount of $75,000 and owed the Company an additional $26,151 down payment. The $26,151 down payment was received in November 1998. The $75,000 short-term note receivable is interest free and was payable in full on January 26, 1999. In December 1998, the Company received $25,000 on this short-term note and extended the payment of the remaining $50,000 until June 10, 1999. All the fixed assets of Carolina Pest Management, LLC, secure $100,000 of these notes. The balance of the notes receivable are unsecured. The Company realized a net loss on the sale to Carolina Pest Management, LLC of $59.

NOTE 5.  NOTES RECEIVABLE FOR STOCK

     On March 19, 1998, the Company's Board of Directors authorized the immediate exercise of certain stock options that were originally granted in November 1996. The Company accepted notes from the officers and directors involved in the transaction in exchange for the stock issued. The terms of the notes include a provision that the notes would not bear interest should the shares acquired be de-listed from Nasdaq. Nasdaq de-listed the Company's securities in May 1998. The notes given in consideration of the stock have been discounted to a net present value using an interest factor of 8.5 percent, and the notes will amortize over the expected life of the notes. The terms of the notes require payment in full, when the de-listing period has ended and the closing bid price for the Company's stock, for five consecutive trading days, shall equal $6.50 per share (at least 85 percent of the closing bid price of March 19, 1998, which was $7.625).

     The discounted balances of these notes at October 31, 1998 are as follows:

                                                                      INTEREST
                                                        DISCOUNTED    AMORTIZED    BALANCE
                                                           NOTE      DURING YEAR   10/31/98
                                                        ----------   -----------   --------
Notes receivable from the President for the purchase
  of 57,600 shares....................................   $245,735      $2,432      $248,167
Notes receivable from a Vice President for the
  purchase of 19,000 shares...........................     73,690         729        74,419
Notes receivable from a member of the Board of
  Directors for the purchase of 23,400 shares.........     77,141         764        77,905
                                                         --------      ------      --------
                                                         $396,566      $3,925      $400,491
                                                         ========      ======      ========

NOTE 6.  PROPERTY AND EQUIPMENT

     Property and equipment is comprised of:

                                                                            ESTIMATED
                                                                 1998      USEFUL LIFE
                                                              ----------   -----------
Operating equipment.........................................  $   82,618       7 yrs
Office equipment............................................      35,912     5-7 yrs
Office furniture............................................     247,494     5-7 yrs
Computer hardware...........................................     248,673       5 yrs
Computer software...........................................     714,272       5 yrs
Leased computer equipment...................................     343,046       5 yrs
Leasehold improvements......................................     116,005    31.5 yrs
                                                              ----------
                                                              $1,788,020
                                                              ==========

NOTE 7.  LINE OF CREDIT, NOTE PAYABLE AND PLEDGED ASSETS

     The Company has a $1,750,000 line-of-credit agreement with a bank. Borrowings under the agreement bear interest at 2.85 percent above the LIBOR (8.194 percent at October 31, 1998) and are due on demand. In addition, the line-of-credit is collateralized by substantially all assets of the Company (not specifically pledged in Note 7) and the Company must maintain a minimum cash balance of $250,000 at all times. Outstanding borrowing on the line-of-credit was $1,705,998 at October 31, 1998. This line-of-credit agreement contains financial covenants, which require specified levels of equity and the maintenance of certain financial ratios. At October 31, 1998, the Company was in violation of these three covenants, and the bank waived these violations. At October 31, 1997, the Company was in violation of one of these covenants and the bank waived this violation.

     Subsequent to October 31, 1998, on February 17, 1999, this bank extended the line-of-credit until June 30, 1999 at which time full payment of principal and interest is required. The extension was contingent upon the personal guarantee of the President, which was provided. The Company has received a letter of intent for alternative financing, however, negotiations of final terms are not complete.

     In connection with the provision of the personal guarantee by the President, the Board of Directors approved and granted to the President 250,000 stock options, exercisable at a price equal to the average market price of the Company's stock for the twenty day period preceding February 16, 1999.

NOTE 8.  NOTES PAYABLE RELATED PARTIES

     Notes payable to related parties at October 31, 1998 consisted of the following:

                                                              OCTOBER 31,
                                                                 1998
                                                              -----------
Note payable to the President, dated October 26, 1998,
  payable on demand 60 days after date of the note, interest
  at 10 percent.............................................   $200,000
Note payable to a Vice President, dated October 30, 1998,
  payable on demand 30 days after date of the note, no
  interest terms stated.....................................     20,000
                                                               --------
                                                               $220,000
                                                               ========

     Certain income tax refunds due to the Company collateralized the note payable to the President. Subsequent to October 31, 1998, in November 1998, the President made an additional loan to the Company of $275,000.

NOTE 9.  LONG-TERM DEBT AND PLEDGED ASSETS

     Long-term debt at October 31, 1998 consisted of the following:

                                                              OCTOBER 31,
                                                                 1998
                                                              -----------
Note payable, finance company, due in monthly installments
  ranging from $3,123 to $51,793 including interest at
  13.4%, through April, 2001; collateralized by certain
  franchisee notes receivable...............................   $372,684
Capitalized lease due in monthly installments of $1,244,
  including interest at 11.86 percent, through October 2002;
  secured by telephone equipment costing $56,098............     46,360
Capitalized lease due in monthly installments of $240,
  including interest at 15.31 percent, through July 2002;
  secured by telephone equipment costing $8,704.............      8,313
Capitalized lease due in monthly installments of $1,211,
  including interest at 12.9 percent, through December 2002;
  secured by computer equipment costing $53,330.............     47,340
Capitalized lease due in monthly installments of $4,795,
  including interest at 10.53 percent, through October,
  2002; secured by computer equipment costing $224,914;
  guaranteed by the Company's President.....................    180,913
Notes payable, vendors, due in monthly installments of
  $1,347 including interest at 9 percent through December
  1999; unsecured...........................................     16,627
Note payable, individuals, due in monthly installments of
  $1,245, including interest at 9% through May 2000;
  unsecured.................................................     21,980
Note payable, individual, due in monthly installments of
  $1,065, including interest at 10 percent through July
  1999; unsecured...........................................      9,196
Note payable, finance company, due in monthly installments
  ranging from $1,189 to $1,464 including interest at 12.5
  percent through June 2001; collateralized by notes
  receivable with a balance at October 31, 1998 of
  $86,359...................................................     39,242
                                                               --------
                                                                742,655
Less current portion........................................    358,452
                                                               --------
                                                               $384,203
                                                               ========

     Aggregate maturities required on the long-term debt are as follows:

YEAR ENDING OCTOBER 31
----------------------
1999........................................................  $358,452
2000........................................................   195,011
2001........................................................   104,412
2002........................................................    83,069
2003........................................................     1,711
Thereafter..................................................        --
                                                              --------
                                                              $742,655
                                                              ========

NOTE 10.  STOCK AND STOCK OPTIONS

     In 1993, the Company completed a public offering, which raised $4,560,000 net of $1,013,949 of offering costs. The offering consisted of 760,000 units of the Company's securities, each unit consisting of one share of common stock and one warrant. Each two warrants entitled the holder to purchase one share of common stock at $7.80 per share. The warrants were extended by the Company until June 30, 1999. A warrant to purchase up to 76,000 units, with an exercise price of $7.20 per unit, issued to the Company's Underwriter for $100 in connection with the offering expired in April 1998.

     In December 1992, the stockholders authorized the issuance of 1,500,000 shares of preferred stock. The preferred stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors. No preferred shares have been issued as of October 31, 1998 and 1997.

SHARE PURCHASE RIGHTS PLAN

     In June 1995, the Board of Directors authorized the designation of 100,000 shares of Series A Junior Participating Preferred Stock with a $1.00 par value per share. Each Series A Preferred Share is entitled to a cumulative quarterly dividend of 100 times the dividend declared per common share but in no event less than $1.00 per share. No Series A Preferred Shares have been issued at October 31, 1998 and 1997.

     Also in June 1995, the Company adopted a Share Rights Purchase Plan (the "Plan") under which the Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $18.75, subject to adjustment as provided in the Plan. The Rights will be distributed to all common shareholders ten days following the earlier of 1) an announcement that a person or group of persons has acquired beneficial ownership of 15 percent or more of the outstanding common shares or 2) the commencement or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership of 15% or more of the outstanding common shares. At any time prior to this, the Board of Directors may redeem the Rights in whole at a price of $.01 per Right. The Rights expire June 30, 2005. 2,208,271 and 2,122,271 Rights were outstanding at October 31, 1998 and 1997, respectively.

STOCK OPTION PLANS

     In August 1992, the Company adopted an Incentive Stock Option Plan (the "Incentive Plan"). The Incentive Plan covered an aggregate of 133,333 shares. In fiscal 1994, the Incentive Plan was amended by a shareholder vote to reserve 250,000 shares of common stock for issuance under the Incentive Plan. In fiscal 1997, the Plan was amended by the Board of Directors to authorize 500,000 shares of common stock under the incentive plan. This amendment is still subject to stockholders' approval. The Plan is administered by the Compensation Committee of the Board of Directors, and requires that options be granted at an exercise price equal to fair market value of the common shares of the Company on the date of the grant. The options expire up to five years from the date of grant and may not be exercised during the initial one-year period from the date of grant. Options to purchase 59,700 shares of the Company's $.01 par value common stock are outstanding pursuant to the Incentive Plan at October 31, 1998. During the year ended October 31, 1997, stock options to purchase 150,001 shares of common stock at exercise prices of $2.90 to $3.85 per share were exercised by completing a cashless exercise for 105,343 shares of common stock. During the year-ended October 31, 1998, stock options to purchase 37,182 shares of common stock were exercised for notes receivable, (See Note 5).

     The Company also adopted a Non-Qualified Stock Option Plan in August 1992 (the "Non-Qualified Plan"). The Non-Qualified Plan is also administered by the Compensation Committee of the Board of Directors and covered a total of 58,334 shares. In fiscal 1994, the Non-Qualified Plan was amended by a shareholder vote to authorize 150,000 shares of common stock for issuance under the Non-Qualified Plan. In fiscal 1997, the Plan was amended by the Board of Directors to authorize 400,000 shares of common stock under the Non-Qualified Plan. This amendment is still subject to the stockholders' approval. The Non-Qualified Plan provides that options may be granted at exercise price not less than 85 percent of the fair market value of the Common Shares of the Company on the date of grant. The Compensation Committee is empowered to grant bonuses at the time of issuance of non-qualified stock options in an amount sufficient to cover the tax liability incurred by the recipient at the date of grant. Options to purchase 124,000 shares of the Company's $.01 par value common stock are outstanding pursuant to the Non-Qualified Plan at October 31, 1998. The exercise price of the options approximated the fair market value of the Company's common stock at the date of grant. During the year-ended October 31, 1998, stock options to purchase 62,818 shares of common stock were exercised for notes receivable, (Note 5).

     The following is a summary of Plan options granted:

                                                              NUMBER OF   WEIGHTED-AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Outstanding October 31, 1996................................   280,235         $3.39
Options exercised...........................................  (150,001)         3.59
Options issued..............................................   179,000          5.38
                                                              --------         -----
Outstanding October 31, 1997................................   309,234          4.44
Options exercised...........................................  (100,000)         3.97
Options expired.............................................   (25,534)         3.30
                                                              --------         -----
Outstanding October 31, 1998................................   183,700         $4.24
                                                              ========         =====

NON-PLAN OPTIONS

     In 1994, the Company entered into an agreement with an investor relations firm. Under this agreement, the firm received an option to purchase 40,000 shares of common stock at an exercise price of $2.88 per share. These options were fully exercised in October 1997.

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

     In April, 1996, the Company entered into an agreement with an investment banking firm whereby the Company granted the investment banking firm options to purchase 75,000 shares of the Company's common stock at a price of $3.50 per share. In accordance with SFAS No. 123, the transaction was recorded based on the value of the services received. On January 17, 1997 the investment banking firm exercised its rights under the option agreement by completing a cashless exercise for 41,129 shares of common stock.

     In June, 1996, the Company entered into an agreement with a public relations firm whereby the Company granted the public relations firm options to purchase 25,000 shares of the Company's common stock at a price of $5.75 per share. In accordance with SFAS No. 123, the transaction was recorded based on the value of the services received.

     In April, 1997, the Company entered into an agreement with a public relations firm whereby the Company granted the public relations firm options to purchase 5,000 shares of the Company's common stock at a price of $5.00 per share. In accordance with SFAS No. 123, the transaction was recorded based on the value of the services received, $5,000.

     In July 1996, the Company, in conjunction with an Asset Purchase Agreement of its Surface Doctor Division, granted the sellers an option to purchase 75,000 shares of the Company's common stock at $6.00 per share. These options were valued at $73,500 in the transaction. In April 1998, these options were canceled in exchange for $73,500 of accounts receivable due from the sellers.

     In September 1998, the Company entered into an agreement with the President of the Company whereby the Company granted the President options to purchase 25,000 shares of the Company's common stock at a price equal to the average bid and ask price per share on September 29, 1998, $0.65. The options were granted to the President in exchange for the President executing lease guaranty to the lessors of the Company's office building. In accordance with SFAS No. 123, the transaction was recorded based on the value of options given of $13,750 (which value is more readily measurable than the value of the guaranty).

     The Company has adopted SFAS, No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires that the Company account for its stock based compensation plans using a fair value based method which measures compensation cost at the grant date based upon the value of the awards, which is then recognized over the vesting period. The accounting requirements of the statement apply to awards to employees entered into in fiscal years that begin after December 15, 1995 and to transactions with non-employees entered into after December 15, 1995. The Statement allows and the Company has elected to continue to use APB Opinion No. 25, "Accounting For Stock Issued To Employees" to measure compensation costs but is required to disclose the pro forma effects on net income and earnings per share to reflect the difference between the compensation cost from applying APB Opinion No. 25 and the related cost measured by the fair value method defined in the statement for all awards granted in years beginning after December 15, 1994. The Statement did not change the reporting required for the Incentive Stock Option Plan and Non-Qualified Stock Option Plan discussed above. The pro forma effects of not utilizing the fair value method prescribed in SFAS No. 123 for the Company's stock options is shown in the following table for the year ended October 31, 1997. In computing the pro forma effects of the SFAS No. 123 compensation cost, the Company used a 6.4% risk-free interest rate, an expected life of five years, and expected volatility of 54.5 percent, assumed no dividends, and assumed that such cost could not be tax effected. There were no options granted under the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan for the year-ended October 31, 1998.

                                                               BASIC EARNINGS   DILUTED EARNINGS
                                                  NET INCOME     PER SHARE         PER SHARE
                                                  ----------   --------------   ----------------
Year Ended October 31, 1997:
  As reported...................................   $531,908        $0.26             $0.23
  Pro-forma.....................................   $383,631        $0.18             $0.15

NOTE 11.  EARNINGS PER SHARE

     A reconciliation of basic earnings per share to diluted earnings per share is presented below:

                                                                                   PER SHARE
                                                   NET INCOME/(LOSS)    SHARES      AMOUNT
                                                   -----------------   ---------   ---------
Year Ended October 31, 1998:
  Basic EPS
     Income available to common shareholders.....    $ (2,681,767)     2,181,849    $ (1.23)
  Effect of Dilutive Securities
     Stock options and warrants..................              --             --         --
                                                     ------------      ---------    -------
  Diluted EPS
     Income available to common shareholders plus
       assumed conversions.......................    $ (2,681,767)     2,181,849    $ (1.23)
                                                     ============      =========    =======
Year Ended October 31, 1997:
  Basic EPS
     Income available to common shareholders.....    $    531,908      2,060,377    $  0.26
  Effect of Dilutive Securities
     Stock options and warrants..................              --        307,251         --
                                                     ------------      ---------    -------
  Diluted EPS
     Income available to common shareholders plus
       assumed conversions.......................    $    531,908      2,367,628    $  0.23
                                                     ============      =========    =======

NOTE 12.  INCOME TAXES

     For the year ended October 31, 1998, the income tax benefit of $74,831 was comprised of a current tax benefit of $24,581, a foreign tax expense of $46,750 and a deferred tax benefit of $97,000.

     Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

     Net deferred tax assets/(liabilities) consisted of the following components as of October 31, 1998:

                                                       CURRENT    LONG-TERM     TOTAL
                                                      ---------   ---------   ---------
Deferred tax assets:
  Receivable allowances.............................  $ 226,590   $      --   $ 226,590
  Net operating loss carryforwards..................         --     663,148     663,148
                                                      ---------   ---------   ---------
                                                        226,590     663,148     889,738
Deferred tax liabilities
  Property and equipment............................         --     (89,349)    (89,349)
  Intangible assets.................................         --     (45,953)    (45,953)
                                                      ---------   ---------   ---------
                                                             --    (135,302)   (135,302)
                                                        226,590     527,846     754,436
                                                       (226,590)   (527,846)   (754,436)
                                                      ---------   ---------   ---------
                                                      $      --   $      --   $      --
                                                      =========   =========   =========

     The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period. The valuation allowance is based on the uncertainty of the Company's ability to generate sufficient taxable income in future years to fully utilize the net operating loss carryforwards.

     The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended October 31, 1998 and 1997 due to the following:

                                                                1998        1997
                                                              ---------   ---------
Computed "expected" tax benefit (expense)...................  $ 960,000   $(296,063)
Increase/(decrease) in income taxes resulting from:
  State income taxes........................................         --     (40,817)
  Disqualifying disposition of ISO shares...................   (380,966)         --
  Permanent differences.....................................    (18,920)    (17,455)
  Temporary differences.....................................   (438,533)     (8,620)
  Other.....................................................    (46,750)     24,087
                                                              ---------   ---------
Income tax benefit/(expense)................................  $  74,831   $(338,868)
                                                              =========   =========

     During the year ended October 31, 1998, the Company was informed by the Company's President that a disqualifying disposition of incentive stock options (ISO's) had occurred. As a result, the Company amended their October 31, 1997 federal and state income tax returns to reflect an additional tax deduction of $962,473. As a result of the amended returns, the Company has recorded additional income taxes receivable of $380,966 and increased additional paid-in capital for the same. As a result of this disqualifying disposition and the amended tax filings, the Company lost the benefit of carrying back its current year net operating loss thus reducing current year income tax benefits by $380,966.

     As of October 31, 1998, the Company has net operating loss carryforwards available for federal and state income tax reporting purposes on a consolidated basis of approximately $1,745,000 and $3,650,000, respectively. These net operating loss carryforwards expire between 2000 and 2018.

NOTE 13.  LEASE COMMITMENTS AND RENT EXPENSE

     The Company leases other facilities, equipment and vehicles under operating leases, which expire in varying amounts through 2003.

     Future minimum lease payments pursuant to these leases are as follows:

YEAR ENDING OCTOBER 31,
-----------------------
     1999...................................................  $  387,898
     2000...................................................     351,527
     2001...................................................     301,690
     2002...................................................     267,340
     2003...................................................     320,497
                                                              ----------
                                                              $1,628,952
                                                              ==========

     For the years ended October 31, 1998 and 1997, operating lease expense was $371,863 and $321,198, respectively.

NOTE 14.  FRANCHISES

     The following table summarizes the number of franchised operations of Swisher International, Inc. for the year ended October 31, 1998:

                                                     SWISHER   SURFACE   SWISHER     SWISHER
                                                     HYGIENE   DOCTOR     MAIDS    PEST CONTROL
                                                     -------   -------   -------   ------------
Franchises at the beginning of the year............    102       104         7           4
Franchises sold....................................      5         9        --           4
Closed/transferred.................................     (2)      (28)       (1)         (1)
Repurchased/transferred............................      1        --        --          --
                                                       ---       ---       ---         ---
Franchises at the end of the year..................    106        85         6           7
                                                       ===       ===       ===         ===

     Franchised operations noted above include Canadian franchisees, Company-owned operations, plus US franchises. The term "franchise" is defined for each franchise system consistently with the way management reviews the systems. For Swisher Hygiene, Swisher Maids, and Swisher Pest Control, the number of signed territories defines a franchise. For Surface Doctor, the number of individual franchisees defines a franchise. For presentation purposes "closed" includes consolidation of territories, franchisees that either voluntarily or involuntarily ceased to do business and Company-owned operations which are resold. Some items in prior periods have been reclassified to conform to the current presentation format.

     The Company's Master Franchise License program enables the purchaser to sell sub-franchises in certain territories and/or countries. The following table summarizes the number of signed master license agreements of Swisher International, Inc. for the year ended October 31, 1998:

                                                     SWISHER   SURFACE   SWISHER     SWISHER
                                                     HYGIENE   DOCTOR     MAIDS    PEST CONTROL
                                                     -------   -------   -------   ------------
Master license agreements at the beginning of the
  year.............................................      5         2        --          --
Master license agreements sold.....................      4         2        --           1
Master license agreements closed...................     --        --        --          --
                                                       ---       ---       ---         ---
Master license agreements at the end of the year...      9         4        --           1
                                                       ===       ===       ===         ===

NOTE 15.  SEGMENT INFORMATION

     The Company operates four principal franchise systems: hygiene, residential maid services, residential and commercial resurfacing services, and residential and commercial pest control services. Selected financial information is presented below for the years ended October 31, 1998 for franchise operations and Company-owned operations.

     Operating income (loss) is revenue less related costs and direct and allocated operating expenses, excluding interest and the unallocated portion of corporate expenses.

     During the year ended October 31, 1998 and 1997 foreign sales totaled $485,000 and $876,845, respectively.

                                                    COMPANY-
                                                     OWNED       FRANCHISE
1998                                               OPERATIONS   OPERATIONS       TOTAL
----                                               ----------   -----------   -----------
Net revenues.....................................  $2,232,846   $12,652,909   $14,885,755
Operating income (loss)..........................    (199,929)   (2,556,669)   (2,756,598)
Identifiable assets..............................      84,083    10,640,980    10,725,063
Capital Expenditures.............................          --       172,604       172,604
Depreciation and amortization....................      19,919       493,651       513,570

NOTE 16.  ASSETS HELD FOR SALE

     As of October 31, 1998 the Company had three franchises, that it had reacquired from franchisees. The results of operations for the period since acquisition are included in Company-owned operations in the accompanying statements of operations.

                                                                1998
                                                              --------
Cost basis of assets........................................  $495,805
Less: valuation allowance to fair market value..............  (168,805)
                                                              --------
                                                               327,000
Less: accumulated amortization of goodwill..................   (25,307)
                                                              ========
Assets held for sale, net...................................  $301,693
                                                              ========

NOTE 17.  BUSINESS COMBINATION

PEST CONTROL

     Effective September 1, 1997, the Company, pursuant to an Asset Purchase Agreement, completed the acquisition of certain assets and assumption of certain liabilities of Carolina Termite & Pest Control, Inc. ("CTPC"). The acquisition was accounted for under the purchase method whereby assets and liabilities were recorded at their fair value and the excess purchase price over fair value of net assets is recognized as goodwill.

     The purchase price for the assets acquired was financed by CTPC for the Company pursuant to a promissory note, payable over 60 months, with interest at 10 percent, for a total of $588,489.

     Assets acquired in connection with the acquisition are as follows:

Inventories.................................................  $ 21,113
Equipment...................................................    99,473
Goodwill....................................................   503,212
                                                              --------
                                                              $623,798
                                                              ========

     Liabilities assumed and issuance of a promissory note in connection with the acquisition are as follows:

Unearned service fees.......................................  $ 35,309
Consideration paid..........................................   588,489
                                                              --------
                                                              $623,798
                                                              ========

     In connection with the purchase of CTPC, the Company acquired covenants not to compete from two of the principals of CTPC who were subsequently employed by the Company pursuant to the terms of the acquisition. The Company paid a total of $619,270 for these covenants by paying $200,000 at closing and issuing promissory notes for $419,270 payable over 60 months.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on November 1, 1996, the beginning of the 1997 fiscal year.

                                                                 1997
                                                              -----------
Total revenue...............................................  $13,042,468
Net income..................................................      517,625
Basic income per share......................................         0.25
Diluted income per share....................................         0.22

     In October 1998, the Company sold CTPC back to one of the original owners who is also an employee of the Company. Pursuant to the "Agreement for Purchase and Sale of Assets" the Company received cash and notes receivable as proceeds from this sale (Note 4). The Company recorded a loss of $59 on the transaction.

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At October 31, 1998, the Company did not have any outstanding financial derivative instruments. The carrying amounts of cash and the current portion of receivables approximate fair value because of the short maturity of these instruments. Noncurrent notes receivable are presented at fair value (Note 3). The fair value of the Company's long-term debt, estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, approximates the carrying value of these liabilities.

     The carrying values of accounts and notes receivable, accounts payable, note payable and line-of-credit borrowings approximate their fair value due to the short-term maturities of these instruments. The carrying values of notes receivable and long-term debt approximate fair values at October 31, 1998 due to rates being at current market rates.

NOTE 19.  ADVERTISING COSTS

     Total advertising costs were $486,000 and $437,000 for the years ended October 31, 1998 and 1997, respectively.

NOTE 20.  LITIGATION

     In September 1998, a class action lawsuit was filed in the U.S. District Court for the Western District of North Carolina against the Company and certain current and former officers and directors of the Company. The suit alleges violations of certain sections of the Securities and Exchange Act of 1934 by the Company and the individuals named. The Company intends to vigorously defend the litigation, and to deny the occurrence and/or materiality of the events alleged in the complaint. Attorneys for the Company are still in the preliminary investigation of the circumstances surrounding the litigation and cannot determine the likelihood of any outcome that would be material to the Company, or the magnitude of any gain or loss arising from the litigation.

     The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ M. HUNT BROYHILL                   Director/Chairman of the Board    March 1, 1999
-----------------------------------------------------
                  M. Hunt Broyhill

                                                       Director                          March 1, 1999
-----------------------------------------------------
                 Anne Parrish Corley

               /s/ JOHN O. SUMMEY, JR.                 Director                          March 1, 1999
-----------------------------------------------------
                 John O. Summey, Jr.

               /s/ W. TOM REEDER, III                  Director                          March 1, 1999
-----------------------------------------------------
                 W. Tom Reeder, III

                 /s/ THOMAS W. BUSCH                   Chief Financial Officer           March 1, 1999
-----------------------------------------------------
                   Thomas W. Busch

              /s/ RICHARD G. LONG, JR.                 Director                          March 1, 1999
-----------------------------------------------------
                Richard G. Long, Jr.

               /s/ PATRICK L. SWISHER                  Director/President/CEO            March 1, 1999
-----------------------------------------------------
                 Patrick L. Swisher