Form 10QSB
period 1999-01-31
SWISHER INTERNATIONAL INC
filed 1999-03-17
CIK 808356

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


FOR THE QUARTERLY PERIOD ENDED - JANUARY 31, 1999

COMMISSION FILE NUMBER: 0-21282



                          SWISHER INTERNATIONAL, INC.
                        -------------------------------
                        (NAME OF SMALL BUSINESS ISSUER)

         NEVADA                                        56-1541396
------------------------                    -----------------------------------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)


   6849 FAIRVIEW ROAD, CHARLOTTE, NC                      28210
----------------------------------------                ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (704) 364-7707
                          ---------------------------
                          (ISSUER'S TELEPHONE NUMBER)


         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

[X] YES           [ ] NO

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 10, 1999: 2,208,271

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

[ ] YES           [X] NO

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                                                             (UNAUDITED)          (AUDITED)
                                                             JANUARY 31,         OCTOBER 31,
                                                                1999                1998
                                                             -----------         -----------
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                                $    51,742         $   183,352
    Restricted Cash                                              272,989             272,989
    Accounts Receivable:
      Franchisees                                              3,119,081           3,097,024
      Other                                                      119,060             124,759
      Related Party Receivables                                  161,542             160,000
      Less Allowance for Doubtful Accounts                      (483,871)           (596,000)
                                                             -----------         -----------
         NET ACCOUNTS RECEIVABLE                               2,915,812           2,785,783

    Notes Receivable, Current Portion                            647,194             713,729
    Inventory                                                     61,928              63,978
    Prepaid Expenses                                              52,279              55,380
    Income tax refunds receivable                                628,484             628,484
                                                             -----------         -----------
         TOTAL CURRENT ASSETS                                  4,630,428           4,703,695

PROPERTY AND EQUIPMENT
    Furniture & Equipment                                      1,788,021           1,788,021
      Less Accumulated Depreciation                             (856,083)           (773,832)
                                                             -----------         -----------
         NET PROPERTY AND EQUIPMENT                              931,938           1,014,189

OTHER ASSETS
    Notes Receivable
      Franchisees                                              2,948,331           3,230,435
      Related Party                                              645,880             645,880
    Other assets                                                 436,096             436,096
    Intangible Assets, Less Amortization                         736,713             744,768
                                                             -----------         -----------
         NET OTHER ASSETS                                      4,767,020           5,057,179
                                                             -----------         -----------

         TOTAL ASSETS                                        $10,329,386         $10,775,063
                                                             ===========         ===========

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                             (UNAUDITED)          (AUDITED)
                                                             JANUARY 31,         OCTOBER 31,
                                                                1999                1998
                                                             -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit/long-term debt, current portion          $ 2,841,709         $ 2,782,387
     Accounts payable                                          2,043,785           2,598,022
     Accrued expenses                                            473,862             403,364
     Deferred revenue                                            145,521             145,521
     Income taxes payable                                              -                   -
                                                             -----------         -----------
        TOTAL CURRENT LIABILITIES                              5,504,877           5,929,294

NONCURRENT LIABILITIES
     Deferred revenue                                            550,800             550,800
     Long-term debt                                              341,905             384,203
     Deferred income taxes                                             -                   -
                                                             -----------         -----------
        TOTAL LIABILITIES                                      6,397,582           6,864,297

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value; 15,000,000 shares
       authorized; 2,208,271 shares issued and
       outstanding at January 31, 1999 and
       October 31, 1998.                                          22,083              22,083
     Additional Paid-In Capital                                4,728,395           4,728,395
     Retained Earnings                                          (818,674)           (839,712)
                                                             -----------         -----------
        TOTAL STOCKHOLDERS' EQUITY                             3,931,804           3,910,766
                                                             -----------         -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $10,329,386         $10,775,063
                                                             ===========         ===========

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                        JANUARY 31,
                                                                                ----------------------------
                                                                                   1999               1998
                                                                                ----------        ----------
REVENUES
      Annuity Revenues:
          Product Sales to Franchisees                                          $1,705,305        $1,527,399
          Service Fees                                                             551,084           485,303
          Royalties                                                                703,994           578,302
          Marketing Fees                                                            22,079            17,710
                                                                                ----------        ----------

               TOTAL ANNUITY REVENUES                                            2,982,462         2,608,714

      Revenue from Company-Owned Subsidiaries                                      171,264           443,520
      Initial Franchise Sales:                                                     101,441           163,645
      Other Income                                                                  90,363            67,016
                                                                                ----------        ----------
               TOTAL REVENUES                                                    3,345,530         3,282,895
                                                                                ----------        ----------
EXPENSES
      Selling, G & A Expenses                                                    1,661,424         1,997,178
      Cost of Product Sales                                                      1,411,259         1,203,632
      Expenses of Company-Owned Subsidiaries                                       197,666           481,919
      Interest Expense                                                              54,143            86,207
                                                                                ----------        ----------
               TOTAL EXPENSES                                                    3,324,492         3,768,936
                                                                                ----------        ----------

INCOME/(LOSS) BEFORE TAXES AND NONRECURRING ITEMS                                   21,038          (486,041)

Income Tax Expense/(Benefit)                                                             -          (136,290)
                                                                                ----------        ----------
NET INCOME/(LOSS)                                                               $   21,038        $ (349,751)
                                                                                ==========        ==========
EARNINGS/(LOSS) PER COMMON SHARE
      AND COMMON SHARE EQUIVALENT
          Basic Earnings/(Loss)                                                 $     0.01        $    (0.16)
                                                                                ==========        ==========
          Common Shares                                                          2,208,271         2,122,271
                                                                                ==========        ==========
          Diluted Earnings/(Loss)                                               $     0.01        $    (0.16)
                                                                                ==========        ==========
          Weighted Average Common Shares and Equivalents                         2,212,057         2,122,271
                                                                                ==========        ==========

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                        JANUARY 31,
                                                                                ----------------------------
                                                                                   1999               1998
                                                                                ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                  $   21,038        $ (349,751)
       Adjustments to reconcile net income to net cash
          provided (used) by operating activities -
       Depreciation and amortization                                                90,306           116,419
    Change in Assets and Liabilities -
       (Increase) decrease in assets -
          Accounts receivable                                                     (130,029)         (241,874)
          Inventory                                                                  2,050             3,242
          Prepaid expenses                                                           3,101          (333,546)
          Deferred franchise costs                                                       -             5,161
          Notes receivable                                                         348,639           184,515
       Increase (decrease) in liabilities -
          Accounts payable                                                        (554,237)          142,471
          Accrued expenses                                                          70,498           (88,763)
          Income taxes payable                                                           -          (109,823)
          Deferred revenue                                                               -            (2,895)
          Total Adjustments                                                       (169,672)         (325,093)
                                                                                ----------        ----------
    NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                              (148,634)         (674,844)
                                                                                ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                             -           (55,045)
    Decrease (increase) in intangible & other assets                                     -           (66,563)
                                                                                ----------        ----------
    NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES                                     -          (121,608)
                                                                                ----------        ----------

Cash Flows From Financing Activities
    Decrease in restricted cash                                                          -                 -
    Net principal payments under long-term debt obligations                         17,024           207,855
                                                                                ----------        ----------
    NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                17,024           207,855
                                                                                ----------        ----------
    NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (131,610)         (588,597)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     183,352           662,880
                                                                                ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF FIRST QUARTER                               $   51,742        $   74,283
                                                                                ==========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid year to date for -
       Interest                                                                 $   50,949        $   71,237
                                                                                ==========        ==========

       Income taxes                                                             $   17,654        $  330,000
                                                                                ==========        ==========

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                      Management's Discussion and Analysis


ITEM 2. FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"FORWARD LOOKING INFORMATION"

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and is subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's Hygiene, Swisher Maids, Pest Control and Surface Doctor franchise programs, (ii) the introduction of new products to be sold to franchisees, (iii) the continued successful operation of franchised businesses by Hygiene, Surface Doctor, Pest Control and Swisher Maids franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees in the payment of initial franchise fees, (v) the Company's ability to re-sell certain Hygiene businesses which have been repurchased from franchisees and (vi) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene, Swisher Maids, Pest Control and Surface Doctor franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         The following analysis of the Company's financial condition as of January 31, 1999 and the Company's results of operations for the quarter ended January 31, 1999 and 1998 should be read in conjunction with the Company's financial statements included elsewhere in this report. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's report on Form 10-KSB for the year ended October 31, 1998.

GENERAL:

         The financial information for the periods ended January 31, 1999 and 1998 included herein is unaudited, but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its results of operations and cash flows.

         As part of the Company's organizational restructuring, Company-owned operations in Hygiene (Tulsa, OK) and Pest Control (Monroe, NC) were sold in the fourth quarter of fiscal 1998. The Company is actively marketing its Company-owned Hygiene operations in Florida and West Virginia in order to better focus attention on its primary business as a franchisor.

         The Company changed the focus of the development of Swisher Pest Control in the first quarter of fiscal 1999, to include expanding the business through the Hygiene franchise system as an additional service. This change in focus has reduced the number of existing Pest Control franchisees, with the expectation the change will be a profitable method of expanding the system with minimum initial additions to overhead. Based on the existing agreements with the Pest Control franchisees, which included certain incentives, the reduction in existing franchisees is expected to have minimal impact on the financial performance of the division in 1999. While the Company will continue to pursue adding independent Pest Control franchisees to the system, this change in strategy will facilitate the recognition of significantly reduced overhead levels compared to fiscal year 1998.

         In the second half of 1998 the Company instituted a plan to reorganize the overhead structure of the Company, particularly in the Surface Doctor and Pest Control franchise systems. As a result of these efforts and an overall improvement in managing expenses, the Company recorded operating income (before taxes) of $21,000 for the three months ended January 31, 1999, representing an increase of $507,000 from a pre tax loss of $486,000 in the prior year comparable period. The increase in income before taxes was created by a combination of a $190,000 increase in Royalties and Service Fees (parts of the Company's annuity revenues) and a $336,000 decrease in selling, general and administrative expenses. Net income for the three months ended January 31, 1999 was also $21,000, an increase of $371,000 from the prior year period, which included a tax benefit of $136,000.

REVENUE:

         Total revenues of $3,346,000 for the first quarter ended January 31, 1999 increased $63,000 or 2% from the prior year comparable period. An increase of $374,000 in Annuity revenues (Product sales, Service and Marketing Fees and Royalties) was offset by decreases of $273,000 and $62,000 in revenue from Company-Owned operations and initial franchise sales, respectively.

         The Company's annuity revenues, consisting of product sales, royalties, and service and marketing fees, are revenues derived directly from the Company's franchise systems. The growth of annuity revenues of $374,000 or 14% from the prior year three-month period are a direct reflection of the growth of the franchise systems, primarily Hygiene.

         The reduction of $273,000 in revenue from Company-owned operations is a result of the sale of the Company's Pest Control business in Monroe, NC and the Tulsa, OK Hygiene business, with both sales occurring in the fourth quarter of fiscal 1998. The sales of these two Company-owned operations, included in the first quarter 1998 financial results, reflects the Company's current intent to focus on its primary business as a franchisor, and reduce the number of Company-owned operations.

         Initial franchise sales decreased to $62,000 from the prior year period to $101,000 in the three months ended January 31, 1999. As an offset to the decrease in initial franchise sales, certain related expenses in personnel, advertising, and promotion, have also decreased and are reflected in the decrease in selling, general and administrative expenses.

EXPENSES:

         Total pre-tax expenses were $3,324,000 for the first quarter of 1999, a decrease of $444,000 or 12% from the first quarter of 1998. Selling, general, and administrative expenses decreased $336,000, expenses related to Company-owned operations decreased $284,000, interest expense decreased $32,000 and cost of product sales increased $208,000.

         The decrease in selling, general, and administrative expenses reflect reductions in overhead made during the latter part of fiscal 1998, particularly in the Company's Surface Doctor and Pest Control corporate expenses, and the nature of certain expenses in 1998 for enhancements to systems and procedures which were expected to be non-recurring.

         The $284,000 decrease in Company-owned expenses relate to the sale of Tulsa, OK Hygiene and Monroe, NC, Pest Control operations and have a corresponding decrease in revenue. The $208,000 increase in the cost of products sold follows a corresponding increase in revenue from products sold. Gross margin decreased slightly from the prior year primarily due to a change in the mix of product sold, with an increasing amount of lower margin items sold in 1999.

INCOME:

         Net income of $21,000 for the three months ended January 31, 1999 was an increase of $371,000 from a net loss of $350,000 from the prior year period. The basic earnings per share for the three months ended January 31, 1999 was $0.01 per share on 2,208,271 common shares, as compared to a loss of $0.16 per share on 2,122,271 shares for the comparable period in 1998. Fully diluted
(loss) earnings were $0.01 on 2,212,057 average common shares and common share equivalents in the three months ended January 31, 1999 and a loss of $0.16 on 2,122,271 average common shares and common share equivalents for the comparable prior year period. Interest expense of $54,000 for the three months ended January 31, 1999 was an improvement of $32,000 from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's principal sources of liquidity, both on a short-term and long-term basis are cash flow from operations and borrowings under a commercial revolving credit facility. The Company has also received advances on long-term notes receivable for working capital. Based upon its analysis of its consolidated financial position, its cash flow during the past three months, and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under its current credit facility, or expected alternative sources, will be adequate to meet the financing requirements it anticipates during the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

         Subsequent to the end of the quarter, on February 17, 1999, the Company's primary lender extended the credit facility through June 30, 1999, at which time the balance will become due and payable. The Company believes it will be successful in identifying and obtaining alternative financing sources to replace this credit facility prior to its expiration. An inability to refinance this credit facility, as needed, would adversely affect the Company's operations and financial position.

         For the first three months in fiscal year 1999, cash and cash equivalents decreased $132,000. This decrease is attributed primarily to cash used in operating activities of $149,000, which included a decrease of $554,000 in accounts payable, and is further detailed in the consolidated statement of cash flows.

         Working capital improved $351,000 in the three month period ending January 31, 1999. Total current liabilities include the outstanding balance on a commercial revolving line of credit of $1,660,000 and deferred revenue of $146,000 and exceed total current assets by $874,000.

         Total assets of $10,329,000 decreased $446,000 in the three months ended January 31, 1999, primarily due to a decrease of $282,000 in Notes Receivable and a decrease of $132,000 in cash and cash equivalents. Total liabilities of $6,398,000 decreased $467,000, primarily due to a decrease of $554,000 in accounts payable.

         In November 1998, Mr. Swisher advanced the Company $275,000, in the form of a short-term note payable, collateralized by certain anticipated income tax refunds. Also in November 1998, a pre-payment of $165,000 was received by the Company towards an outstanding note receivable from the Houston hygiene franchise. The note receivable due from the Houston Hygiene relates to the purchase of this franchise from the Company, by a company in which Mr. Swisher is a majority owner.

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

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               Other Information

PART II OTHER INFORMATION

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

        ITEM 5.  Other Information
                 none

        ITEM 6.  Exhibits and Reports on Form 8-K

                 (1)  Exhibits

                      27  Financial Data Schedule (for SEC use only)

                 (2)  Reports on Form 8-K

                      The Company filed no reports on Form 8-K for the three months ended January 31, 1999.

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               Other Information


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SWISHER INTERNATIONAL, INC.
                                    Registrant




Date - March 15, 1999               by: /s/ Patrick L. Swisher
                                        ----------------------
                                            Patrick L. Swisher
                                            President & Chief Executive Officer



Date - March 15, 1999               by: /s/ Thomas W. Busch
                                        ----------------------
                                            Thomas W. Busch
                                            Chief Financial Officer