Form 10QSB
period 1999-04-30
SWISHER INTERNATIONAL INC
filed 1999-06-11
CIK 808356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the quarterly period ended-April 30, 1999

Commission File Number:    0-21282


                           SWISHER INTERNATIONAL, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

           NEVADA                                        56-1541396
----------------------------------------     -----------------------------------
 (State of Incorporation)                    (I.R.S Employer Identification No.)


6849 Fairview Road, Charlotte, NC                      28210
----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (ZIP Code)


                                 (704) 364-7707
                         -------------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes           [ ] No

Number of shares of Common Stock outstanding as of June 4, 1999:       2,208,271

Transitional Small Business Disclosure Format:

[ ] Yes           [X] No

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

UPART I FINANCIAL INFORMATION


ASSETS                                               (UNAUDITED)
                                                      APRIL 30,         OCTOBER 31,
                                                        1999               1998
                                                     -----------       ------------
Current Assets
      Cash and Cash Equivalents                      $    92,977       $    183,352
      Restricted Cash                                    272,989            272,989
      Accounts Receivable:
           Franchisees                                 2,736,228          3,097,024
           Other                                          85,258            124,759
           Related Party Receivables                     169,575            160,000
           Less Allowance for Doubtful Accounts         (425,371)          (596,000)
                                                     -----------       ------------

                    Net Accounts Receivable            2,565,690          2,785,783

      Notes Receivable, Current Portion                  626,703            713,729
      Inventory                                           61,928             63,978
      Prepaid Expenses                                   133,123             55,380
      Income Tax Refund Receivable                       628,484            628,484
                                                     -----------       ------------

                    TOTAL CURRENT ASSETS               4,381,894          4,703,695

PROPERTY AND EQUIPMENT
      Furniture & Equipment                            1,822,453          1,788,021
           Less Accumulated Depreciation                (938,331)          (773,832)
                                                     -----------       ------------

                    NET PROPERTY AND EQUIPMENT           884,122          1,014,189

OTHER ASSETS
      Notes Receivable
           Franchisees                                 2,854,980          3,230,435
           Related Party                                 645,880            645,880
      Other Assets                                       437,298            436,096
      Intangible Assets, Less Amortization               728,140            744,768
                                                     -----------       ------------

                    NET OTHER ASSETS                   4,666,298          5,057,179
                                                     -----------       ------------

                    TOTAL ASSETS                     $ 9,932,314       $ 10,775,063
                                                     ===========       ============

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY                                (UNAUDITED)
                                                                     APRIL 30,         OCTOBER 31,
                                                                       1999               1998
                                                                    -----------       ------------
CURRENT LIABILITIES
      Other Liabilities                                             $ 2,635,832       $  2,782,387
      Accounts Payable                                                2,078,722          2,598,022
      Accrued Expenses                                                  148,450            403,364
      Deferred Revenue                                                  196,757            145,521
                                                                    -----------       ------------

                    TOTAL CURRENT LIABILITIES                         5,059,761          5,929,294

NONCURRENT LIABILITIES
      Defered Revenue                                                   550,800            550,800
      Long-term Debt                                                    314,641            384,203
                                                                    -----------       ------------
                    TOTAL NONCURRENT LIABILITIES                        865,441            935,003

                    TOTAL LIABILITIES                                 5,925,202          6,864,297

STOCKHOLDERS' EQUITY
      Common Stock, $.01 par value; 15,000,000 shares                        --                 --
           authorized; 2,208,271 shares issued and
           outstanding at April 30, 1999 and October 31, 1998            22,083             22,083
      Additional Paid-In Capital                                      4,728,395          4,728,395
      Retained Earnings                                                (743,366)          (839,712)
                                                                    -----------       ------------

                    TOTAL STOCKHOLDERS' EQUITY                        4,007,112          3,910,766
                                                                    -----------       ------------


                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 9,932,314       $ 10,775,063
                                                                    ===========       ============

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        APRIL 30,                       APRIL 30,
                                               -------------------------------  ----------------------------
                                                  1999             1998             1999             1998
                                               ----------      -----------       ----------      -----------
REVENUES
    Annuity Revenues:
       Product Sales to Franchisees            $1,816,631      $ 1,630,024       $3,521,935      $ 3,157,424
       Service Fees                               535,583          531,379        1,086,666        1,016,682
       Royalties                                  729,550          649,109        1,433,544        1,227,410
       Marketing Fees                              21,100           19,500           43,179           37,210
                                               ----------      -----------       ----------      -----------
          Total Annuity Revenues                3,102,864        2,830,012        6,085,324        5,438,726

    Revenue from Company-Owned Operations         159,929          528,261          331,193          971,781
    Initial Franchise Sales:                      419,193          315,158          520,634          478,803
    Other Income                                  161,887           80,234          252,250          147,250
                                               ----------      -----------       ----------      -----------
          Total Other Revenue                     741,009          923,653        1,104,077        1,597,834

          TOTAL REVENUES                        3,843,873        3,753,665        7,189,401        7,036,560

EXPENSES
    Selling, G & A Expenses                     1,843,345        2,179,416        3,504,769        4,176,591
    Cost of Product Sales                       1,687,772        1,404,110        3,099,031        2,607,743
    Expenses of Company-Owned Operations          168,372          500,454          366,037          982,374
    Interest Expense                               69,076           69,916          123,219          156,123
                                               ----------      -----------       ----------      -----------
          TOTAL EXPENSES                        3,768,565        4,153,896        7,093,056        7,922,831

Income/(Loss) Before Taxes and
  Nonrecurring Items                           $   75,308      $  (400,231)      $   96,345      $  (886,271)
                                               ----------      -----------       ----------      -----------

Income Tax Expense/(Benefit)                           --          (52,319)              --         (188,609)

NET INCOME/(LOSS)                              $   75,308      $  (347,912)      $   96,345      $  (697,662)
                                               ==========      ===========       ==========      ===========

EARNINGS/(LOSS) PER COMMON SHARE
    AND COMMON SHARE EQUIVALENT
       Basic Earnings/(Loss)                   $     0.03      $     (0.16)      $     0.04      $     (0.33)
                                               ==========      ===========       ==========      ===========

       Common Shares                            2,208,271        2,169,998        2,208,271        2,145,735
                                               ==========      ===========       ==========      ===========

       Diluted Earnings/(Loss)                 $     0.03      $     (0.16)      $     0.04      $     (0.33)
                                               ==========      ===========       ==========      ===========

       Weighted Average Common Shares and
          Equivalents                           2,220,771        2,169,998        2,217,810        2,145,735
                                               ==========      ===========       ==========      ===========

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
          FORM 10-QSB CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        (UNAUDITED)
                                                                     SIX MONTHS ENDED
                                                                         APRIL 30,
                                                                           1999
                                                                     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                     $  96,345
                 Adjustments to reconcile net income to net cash
                         provided (used) by operating activities -
                 Depreciation and amortization                            181,128
         Change in Assets and Liabilities -
                 (Increase) decrease in assets -
                         Accounts receivable                              220,093
                         Inventory                                          2,050
                         Prepaid expenses                                 (77,743)
                         Deferred franchise costs                          (1,202)
                         Notes receivable                                 462,481
                Increase (decrease) in liabilities -
                         Accounts payable                                (519,300)
                         Accrued expenses                                (254,914)
                         Income taxes payable                                  --
                         Deferred revenue                                  51,236
                                                                        ---------

                         Total Adjustments                                 63,829
                                                                        ---------

         NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                 160,174
                                                                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                                         (34,432)
         Decrease (increase) in intangible & other assets                      --
                                                                        ---------

         NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES                 (34,432)
                                                                        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Decrease in restricted cash                                           --
         Net principal payments under long-term debt obligations         (216,117)
                                                                        ---------

         NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                (216,117)
                                                                        ---------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (90,375)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            183,352
                                                                        ---------

CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER 1999                 $  92,977
                                                                        =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid year to date for -
                 Interest                                               $  96,498
                                                                        =========

                 Income taxes                                           $  17,654
                                                                        =========

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      Management's Discussion and Analysis

ITEM 2.  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"FORWARD LOOKING INFORMATION"

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and is subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to ( i ) the continued expansion of the Company's Hygiene, Pest Control and Surface Doctor franchise programs, (ii) the introduction of new products to be sold to franchisees, (iii) the continued successful operation of franchised businesses by Hygiene, Surface Doctor, Pest Control and Swisher Maids franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees in the payment of initial franchise fees, (v) the Company's ability to re-sell certain Hygiene businesses which have been repurchased from franchisees and (vi) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene, Pest Control and Surface Doctor franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         The following analysis of the Company's financial condition as of April 30, 1999 and the Company's results of operations for the quarter ended April 30, 1999 and 1998 should be read in conjunction with the Company's financial statements included elsewhere in this report. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's report on Form 10-KSB for the year ended October 31, 1998.

General:

         The financial information for the three and six month periods ended April 30, 1999 and 1998 included herein is unaudited, but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its results of operations and cash flows.

         The Company changed the focus of the development of the Swisher Pest Control Division in the first quarter of fiscal 1999 to include expanding the Pest Control business through the Hygiene franchise system as an additional service. This change in focus reduces the number of existing Pest Control franchisees, with the expectation that the change will result in a profitable method of expanding the system with a reduction of overhead expenses. Based on the existing agreements with the Pest Control franchisees, which may have included certain incentives, the reduction in existing franchisees is expected to have minimal impact on the financial performance of the division in 1999. While the Company may continue to pursue adding independent Pest Control franchisees to the system, this change in strategy will facilitate a reduction in overhead expenses from fiscal 1998.

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      Management's Discussion and Analysis

ITEM 2.  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL: (CONTINUED)

         The Company recorded net operating income of $75,000 and $96,000 for the three and six-month periods ended April 30, 1999. These increases of $423,000 and $794,000, or 122% and 114%, respectively over losses of $400,000 and $698,000 during the same period in 1998 represent the continued efforts of management to focus on core business activities, to develop growth in domestic and international sales and to control overhead operating costs. Tax benefits of $52,000 and $189,000 are included in the prior year comparative numbers.

REVENUE:

         Total revenues of $3,844,000 and $7,189,000 for the three and six-month periods ended April 30, 1999 represent increases of $90,000 and $153,000 over 1998 fiscal comparative periods. Second quarter and year-to-date increases of $328,000 and $702,000 in Annuity revenues (Product sales, Service and Marketing Fees and Royalties) were offset by decreases of $368,000 and $641,000 in revenue from Company-Owned operations. Second quarter increases of $104,000, or 33% in initial franchise sales helped minimize the effects of losses associated with Company-owned operations.

         The reduction in revenue from Company-owned operations includes comparison to the prior year first and second quarter activity from the Pest Control business in Monroe, NC and the Hygiene business in Tulsa, OK, both of which were sold during the fourth quarter of fiscal 1998. Additionally, the Company continues to market its two remaining Company-owned Hygiene operations in West Virginia and Florida to better focus attention on its primary business as a franchisor.

         Initial franchise sales increased $104,000 and $42,000, or 33% and 9%, respectively for three and six months ended April 30, 1999 as compared to fiscal 1998. Included in initial franchise fees of $419,000 were international Hygiene Master Franchise Licenses in France and Spain and a Surface Doctor Master Franchise License in Nigeria, which totaled $325,000. Other income, including late fees, minimum royalty fee assessments and interest income increased $82,000 and $105,000 for the three and six month comparative periods presented.

EXPENSES:

         Total pre-tax expenses were $3,769,000 and $7,093,000 for the three and six month periods ended April 30, 1999, representing decreases of $385,000, or 9% and $830,000, or 10% from 1998 fiscal comparative periods. Selling, general, and administrative expenses decreased $336,000 and $672,000, respectively. Expenses of Company-owned operations decreased $332,000 and $616,000 for the same comparative periods.

         The decrease in selling, general, and administrative expenses reflect reductions in overhead made during the later part of fiscal 1998, particularly in the Company's Surface Doctor and Pest Control corporate expenses. Additional reductions in overhead were attained through the consolidation of support functions related to the conversion to a new accounting/purchasing software system.

         The $332,000 and $616,000 decreases in Company-owned operating expenses for the three and six month periods presented relate primarily to the sale of Tulsa, OK, Hygiene and Monroe, NC, Pest Control operations and have a corresponding decrease in revenues.

         The $284,000 and $491,000 increases in the cost of products sold for the three and six month periods are linked to similar increases in revenue from products sold. Gross margins for the second quarter and year-to-date decreased from the prior year comparative periods primarily due to continued shifts in the mix of products sold, with an increase in the amount of lower margin items being sold in 1999.

Income:

         Net income of $75,000 and $96,000 for the three and six-month periods ended April 30, 1999 represent increases of $423,000, or 122% and $794,000 or 114% over the three and six-month periods ended April 30, 1998. The basic earnings per share for the three and six months ended April 30, 1999 were $0.03 and $0.04 per share on 2,208,271 common shares, as compared to a loss per share of ($0.16) and ($0.33) on 2,122,271 shares and 2,145,735 shares respectively for the comparable periods in 1998. Diluted earnings were $0.03 and $0.04 on 2,220,771 and 2,217,810 average common shares and common share equivalents in the three and six months ended April 30, 1999 and a loss of ($0.16) and ($0.33) on 2,169,998 and 2,145,735 average common shares and common share equivalents for the comparable prior year period.

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      Management's Discussion and Analysis

ITEM 2. FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES:

         The Company has historically financed its growth through cash from operations. In addition, the Company used the proceeds of a public offering completed in April 1993 to finance the expansion of its franchise system.

         The Company's principal sources of liquidity, both on a short-term and long-term basis are cash flow from operations and borrowings under a commercial revolving credit facility. The Company has also received advances on long-term notes receivable for working capital. Based upon its analysis of its consolidated financial position, its cash flow during the past three and six month periods, and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under its current credit facility or expected alternative sources will be adequate to meet the financing requirements it anticipates during the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, it's anticipated cash flow. The Company's primary lender previously extended the revolving credit facility through June 30, 1999, at which time the balance will become due and payable. The Company believes it will be successful in extending or renewing the existing revolving line of credit, or identifying and obtaining alternative financing sources. An inability to refinance this credit facility, as needed, would adversely affect the Company's operations and financial position.

         For the first six months in fiscal year 1999, cash and cash equivalents decreased $90,000. This decrease is attributed primarily to cash used in debt servicing of $216,000 and capital expenditures of $34,000 partially offset by $160,000 in cash provided by operating activities.

         Working capital improved $548,000 for the six-month period ended April 30, 1999. Total current liabilities include the outstanding balance on a commercial revolving line of credit of $1,325,000 and deferred revenue of $146,000 and exceed total current assets by $678,000.

         Total assets of $9,932,000 decreased $843,000 for the six month period ended April 30, 1999, primarily due to decreases in notes receivable of $462,000, Net Accounts Receivable of $220,000, Net Property and Equipment of $130,000 and cash and cash equivalents of $90,000. Total liabilities of $5,925,000 decreased $939,000, primarily due to a decrease of $519,000 in accounts payable, $255,000 in Accrued Expenses and a reduction of $147,000 in other liabilities.

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

         In response to the Year 2000 issue, the Company has implemented a Year 2000 program designed to identify, assess and address significant Year 2000 issues. This includes the Company's key business operations, services, business applications, and information technology systems and facilities. Additional tasking includes identification of the Company's customers, major vendors and other third parties with whom the Company has material relationships that may have Year 2000 issues with which to contend. The Company does not anticipate spending significant financial resources related to Year 2000 issues.

         The Company's Year 2000 readiness program applies to all hardware and software, whether developed internally or purchased from an outside supplier. Management has been assured through letters of attestation from most major software and hardware suppliers that mission critical Company software and hardware platforms are Year 2000 compliant. The Company believes that if any systems need to be repaired or replaced the repair or replacement would be minimal and could be handled within our normal budget for computer system upgrades and replacements. The Company is encouraging its subsidiaries and franchisees to take the appropriate precautionary steps necessary to ensure their computer systems are Year 2000 compliant, well in advance of the January 1, 2000 timeframe.

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               Other Information

PART II OTHER INFORMATION

         ITEM 1. Legal proceedings

         On September 18, 1998, Brian Cox, individually and on behalf of all others similarly situated (the "Plaintiffs"), filed a class action law suit (Case No. 3:98 CV403-MU) (the "Lawsuit") in the U.S. District Court for the Western District of North Carolina, Charlotte Division, against the Company and certain current or former officers and directors of the Company including Patrick L. Swisher, W. Tom Reeder III, D. Chris Lazenby, Garnet R. Mucha and Charles H. Cendrowski (collectively, the "Individual Defendants"). The Lawsuit was amended by the Plaintiffs on February 19, 1999 to, among other things, add the Company's former independent auditors, McGladrey & Pullen LLP, as a defendant. The Lawsuit, as amended, alleges violations of Section 10 (b) of the Securities Exchange Act of 1934, as amended, against the Company and the Individual Defendants and violations of Section 20 (a) of the Exchange Act against the Individual Defendants. The Plaintiffs are seeking damages for the alleged violations, attorneys fees in connection with their prosecution of the Lawsuit and such other relief as a court may deem just and proper.

         The facts alleged by the Plaintiffs are substantially similar to the matters that are asserted by the Company's former auditors in the February 20, 1998 withdrawal letter, filed by the Company on or about February 27, 1998 as an exhibit to a Current Report on Form 8-K.

         The Company has not yet filed a response to the action. The Company intends to vigorously defend the Lawsuit. At this point, the Company cannot determine the likelihood of any outcome that would be material to the Company, or the magnitude of any potential gain or loss arising from the Lawsuit.

         On February 17, 1999, the Company filed an action in the United States District Court for the Western District of North Carolina directly against its former independent accountants, McGladrey & Pullen, LLP (Civil Action No. 3:99 CV56-MU), alleging, among other things McGladrey & Pullen's negligence in the conduct of their audits of the Company's financial statements and in the manner in which they withdrew from their relationship with the Company. McGladrey & Pullen has not yet filed a response to this action. On April 15, 1999, the Company dismissed the lawsuit without prejudice in Federal Court without waiving its right to refile the lawsuit in State Court.


ITEM 2. Changes in Securities

         none

ITEM 3. Defaults Upon Senior Securities

         none

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               Other Information

PART II OTHER INFORMATION (CONTINUED)

ITEM 4. Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders on April 23, 1999:

         - Number of Directors to be set at a minimum of six with terms staggered to include the following:

                  Class of 2000 (1 year term, then 3 year term thereafter.)

                  -        Anne Parrish Corley and John O. Summey, Jr.

                  Class of 2001 (2 year term, then 3 year term thereafter.)

                  -        Richard G. Long and W. Tom Reeder III

                  Class of 2002 (3 year term)

                  -        Patrick L. Swisher and M. Hunt Broyhill

         Roll Call:       Ayes: 1,762,392       Nays: 0       Abstaining: 65,628

         - Scharf Pera & Co., Certified Public Accountants to continue to serve as the Company's external audit firm for the fiscal year 1999.

         Roll Call:       Ayes: 1,784,826      Nays: 37,120    Abstaining: 6,074

ITEM 5.  Other Information
         none

ITEM 6.  Exhibits and Reports on Form 8-K

         (1)      Exhibits

                  27       Financial Data Schedule (for SEC use only)

         (2)      Reports on Form 8-K

                  The Company has filed no reports on SEC Form 8-K during the quarter ended April 30, 1999.

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               Other Information


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SWISHER INTERNATIONAL, INC.
                                     Registrant




Date - June 10, 1999                 by:    /s/ Patrick L. Swisher
                                        ----------------------------------------
                                            Patrick L. Swisher
                                            President & Chief Executive Officer



Date - June 10, 1999                 by:    /s/ Thomas W. Busch
                                        ----------------------------------------
                                            Thomas W. Busch
                                            Chief Financial Officer