Form 10QSB
period 1999-07-31
SWISHER INTERNATIONAL INC
filed 1999-09-09
CIK 808356

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT


FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

COMMISSION FILE NUMBER:    0-21282



                          SWISHER INTERNATIONAL, INC.
                         ------------------------------
                        (NAME OF SMALL BUSINESS ISSUER)

          NEVADA                                      56-1541396
-------------------------                 ---------------------------------
(STATE OF INCORPORATION)                 (I.R.S EMPLOYER IDENTIFICATION NO.)


6849 FAIRVIEW ROAD, CHARLOTTE, NC                           28210
---------------------------------                --------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 (704) 364-7707
                      -----------------------------------
                          (ISSUER'S TELEPHONE NUMBER)


         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

[X] YES       [ ] NO

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 8, 1999: 2,208,271

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

[ ] YES       [X] NO

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

PART I      FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS




ASSETS                                                (UNAUDITED)
                                                        JULY 31,          OCTOBER 31,
                                                          1999                1998
                                                     -------------       -------------
CURRENT ASSETS
     Cash and Cash Equivalents                       $      22,541       $     183,352
     Restricted Cash                                            --             272,989
     Accounts Receivable:
         Franchisees                                     2,638,184           3,097,024
         Other                                             162,647             124,759
         Related Party Receivables                         182,227             160,000
         Less Allowance for Doubtful Accounts             (392,365)           (596,000)
                                                     -------------       -------------
                   NET ACCOUNTS RECEIVABLE               2,590,693           2,785,783

     Notes Receivable, Current Portion                     705,507             713,729
     Inventory                                              66,765              63,978
     Prepaid Expenses                                      112,466              55,380
     Income Tax Refund Receivable                          628,484             628,484
                                                     -------------       -------------
                  TOTAL CURRENT ASSETS                   4,126,456           4,703,695

PROPERTY AND EQUIPMENT
     Furniture & Equipment                               1,842,613           1,788,021
         Less Accumulated Depreciation                  (1,020,581)           (773,832)
                                                     -------------       -------------
                  NET PROPERTY AND EQUIPMENT               822,032           1,014,189

OTHER ASSETS
     Notes Receivable
         Franchisees                                     2,611,545           3,230,435
         Related Party                                     645,880             645,880
     Other Assets                                          441,214             436,096
     Intangible Assets, Less Amortization                  716,126             744,768
                                                     -------------       -------------
                 NET OTHER ASSETS                        4,414,765           5,057,179
                                                     -------------       -------------

                  TOTAL ASSETS                       $   9,363,253       $  10,775,063
                                                     =============       =============

                 SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY                                            (UNAUDITED)
                                                                                  JULY 31,          OCTOBER 31,
                                                                                    1999               1998
                                                                                ------------       -------------
CURRENT LIABILITIES
     Other Liabilities                                                         $   2,148,109       $   2,782,387
     Accounts Payable                                                              2,191,453           2,598,022
     Accrued Expenses                                                                178,014             403,364
     Deferred Revenue                                                                301,694             145,521
     Income Taxes Payable                                                                 --
                                                                               -------------       -------------
                  TOTAL CURRENT LIABILITIES                                        4,819,270           5,929,294

NONCURRENT LIABILITIES
     Deferred Revenue                                                                400,800             550,800
     Long-term Debt                                                                  174,652             384,203
     Deferred Income Tax                                                                  --                  --
                                                                               -------------       -------------
                  TOTAL LIABILITIES                                                5,394,722           6,864,297

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value; 15,000,000 shares                                      --                  --
         authorized; 2,208,271 shares issued and
         outstanding at July 31, 1999 and October 31, 1998                            22,083              22,083
     Additional Paid-In Capital                                                    4,728,395           4,728,395
     Retained Earnings                                                              (781,947)           (839,712)
                                                                               -------------       -------------
                  TOTAL STOCKHOLDERS' EQUITY                                       3,968,531           3,910,766
                                                                               -------------       -------------


                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   9,363,253       $  10,775,063
                                                                               =============       =============

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              JULY 31,                           JULY 31,
                                                  -------------------------------     -------------------------------
                                                      1999                1998           1999                1998
                                                  -------------------------------     -------------------------------
REVENUES
   Annuity Revenues:
      Product Sales to Franchisees                $ 1,767,878         $ 1,856,720     $ 5,294,724        $  5,014,144
      Service Fees                                    577,292             529,692       1,663,958           1,546,374
      Royalties                                       796,787             688,524       2,285,702           1,915,934
      Marketing Fees                                   35,977              20,669          79,156              57,879
                                                  -----------         -----------     -----------        ------------
         Total Annuity Revenues                     3,177,934           3,095,605       9,323,540           8,534,331

   Revenue from Company-Owned Subsidiaries            160,379             535,418         498,293           1,507,199
   Initial Franchise Sales:                           320,172             374,000         835,895             852,803
   Other Income                                       134,287              65,311         331,241             212,561
                                                  -----------         -----------     -----------        ------------
         Total Other Income                           614,838             974,729       1,665,429           2,572,563

         TOTAL REVENUES                             3,792,772           4,070,334      10,988,969          11,106,894
                                                  -----------         -----------     -----------        ------------

EXPENSES
   Selling, G & A Expenses                          2,066,651           2,102,609       5,748,171           6,279,199
   Cost of Product Sales                            1,561,912           1,627,429       4,669,062           4,235,172
   Expenses of Company-Owned Subsidiaries             133,699             579,184         321,661           1,561,558
   Interest Expense                                    69,092              99,492         192,311             255,616
                                                  -----------         -----------     -----------        ------------
         TOTAL EXPENSES                             3,831,354           4,408,714      10,931,205          12,331,545

Income/(Loss) Before Taxes and
  Nonrecurring Items                              $   (38,582)        $  (338,380)    $    57,764        $ (1,224,651)
                                                  -----------         -----------     -----------        ------------

Income Tax Expense/(Benefit)                               --             (70,000)             --            (258,609)

NET INCOME/(LOSS)                                 $   (38,582)        $  (268,380)    $    57,764        $   (966,042)
                                                  ===========         ===========     ===========        ============

EARNINGS/(LOSS) PER COMMON SHARE
   AND COMMON SHARE EQUIVALENT
      Earnings/(Loss) Per Share - Basic                 (0.02)              (0.12)           0.03               (0.44)
                                                  ===========         ===========     ===========        ============

      Weighted Average Common Shares                2,208,271           2,222,271       2,208,271           2,172,086
                                                  ===========         ===========     ===========        ============

      Earnings/(Loss) Per Share - Diluted               (0.02)              (0.12)           0.03               (0.44)
                                                  ===========         ===========     ===========        ============

      Weighted Average Common Shares                2,208,271           2,222,271       2,214,475           2,172,086
                                                  -----------         -----------     -----------        ------------

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
         FORM 10-QSB CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  (UNAUDITED)
                                                                               NINE MONTHS ENDED
                                                                                    JULY 31,
                                                                                      1999
                                                                               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                                             $        57,764
                Adjustments to reconcile net income to net cash
                       provided (used) by operating activities -
                Depreciation and amortization                                          275,391
        Change in Assets and Liabilities -
               (Increase) decrease in assets -
                       Accounts receivable                                             195,090
                       Inventory                                                        (2,787)
                       Prepaid expenses                                                (57,086)
                       Deferred franchise costs                                         (5,118)
                       Notes receivable                                                627,112
               Increase (decrease) in liabilities -
                       Accounts payable                                               (406,568)
                       Accrued expenses                                               (225,350)
                       Income taxes payable                                                 --
                       Deferred revenue                                                  6,173
                                                                               ---------------
                       Total Adjustments                                               406,857
                                                                               ---------------

       NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                                464,621
                                                                               ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of fixed assets                                                       (54,592)
        Decrease (increase) in intangible & other assets                                    --
                                                                               ---------------

       NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES                                (54,592)
                                                                               ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Decrease in restricted cash                                                    272,989
        Repayment of expired revolving credit line                                  (1,352,000)
        Proceeds from replacement line of credit                                     1,452,000
        Net principal payments of current and long-term debt obligations              (943,829)
                                                                               ---------------

        NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                              (570,840)
                                                                               ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (160,811)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         183,352
                                                                               ---------------

CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER 1999                        $        22,541
                                                                               ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid year to date for -
                Interest                                                       $       138,594
                                                                               ===============

                Income taxes                                                   $        17,654
                                                                               ===============

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                      Management's Discussion and Analysis

ITEM 2.    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"FORWARD LOOKING INFORMATION"

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and is subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's Hygiene, Pest Control and Surface Doctor franchise programs, (ii) the introduction of new products to be sold to franchisees,
(iii) the continued successful operation of franchised businesses by Hygiene, Surface Doctor, Pest Control and Swisher Maids franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees in the payment of initial franchise fees, (v) the Company's ability to re-sell certain Hygiene businesses which have been repurchased from franchisees and (vi) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene, Pest Control and Surface Doctor franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         The following analysis of the Company's financial condition as of July 31, 1999 and the Company's results of operations for the quarter ended July 31, 1999 and 1998 should be read in conjunction with the Company's financial statements included elsewhere in this report. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's report on Form 10-KSB for the year ended October 31, 1998.

GENERAL:
         The financial information for the three and nine months ended July 31, 1999 and 1998 included herein is unaudited, but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its results of operations and cash flows.

         The Company changed the focus of the development of Swisher Pest Control in the first quarter of fiscal 1999 to include expanding the Pest Control business through the Hygiene franchise system as an additional service. This change in focus reduces the number of current Pest Control franchisees, with the expectation that the change will result in a profitable method of expanding the system. In reference to the existing agreements with the Pest Control franchisees, which have included certain incentives, the reduction in existing franchisees is expected to have minimal impact on the financial performance of the division in 1999. While the Company may continue to pursue adding independent Pest Control franchisees to the system, this change in strategy will facilitate a reduction in overhead expenses from fiscal 1998.

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                      Management's Discussion and Analysis
ITEM 2.    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL: (CONTINUED)
         The Company recorded net operating losses of $39,000 for the three months ended July 31, 1999 and net operating income of $58,000 for the nine-months ended July 31, 1999. Decreased earnings for the third quarter reflect the recognition of $200,000 in costs associated with the preliminary order approving settlement of the class action lawsuit brought against the Company in September 1998. Tax benefits of $70,000 and $259,000 are included in the prior year comparative numbers.

REVENUE:
         Total revenues of $3,793,000 and $10,989,000 for the three and nine-months ended July 31, 1999 were down $278,000 and $118,000, respectively from prior year comparative periods. The primary factor contributing to the decline in total revenue was the reduction in revenue from Company-owned operations of $375,000 for the third quarter and $1,009,000 year-to-date. These reductions reflect comparison to the prior year activity, which includes the Pest Control business in Monroe, NC and the Hygiene business in Tulsa, OK. Both of these Company-owned operations were sold during the fourth quarter of fiscal 1998. Total annuity revenues for the three and nine-month periods increased $82,000 and $789,000, respectively. Additionally, the Company continues to market its two remaining Company-owned Hygiene operations in West Virginia and Florida to better focus attention on its primary business as a franchisor.

         Initial franchise sales were down $54,000 for the third quarter and down $17,000 for the nine months ended July 31, 1999 compared to the three and nine months ended July 31, 1998. Included in total third quarter initial franchise fees of $320,000 were $255,000 in international Hygiene Master Franchise Licenses in Sweden, Finland, Norway and Denmark, $26,000 from international sub-franchise sales and $39,000 in domestic Surface Doctor sales. Other income, including late fees, minimum royalty fee assessments and interest income increased $69,000 and $119,000 for the three and nine months ended July 31, 1999 compared to the same reporting periods in 1998.

EXPENSES:
         Total pre-tax expenses were $3,831,000 and $10,931,000 for the three and nine months ended July 31, 1999, representing decreases of $577,000, or 13% and $1,400,000, or 11% from 1998 fiscal comparative periods. Selling, general, and administrative expenses decreased $36,000 and $531,000, respectively. Expenses of Company-owned operations decreased $445,000 and $1,240,000 for the same comparative periods. Expenses related to Company-owned operations sold during the fourth quarter of 1998 are included in the comparative information presented.

         The decrease in selling, general, and administrative expenses reflect reductions in overhead made during the later part of fiscal 1998, particularly in the Company's Surface Doctor and Pest Control corporate expenses. The decrease of $36,000 for the quarter includes the $200,000 charge for the preliminary settlement of the class action lawsuit.

         The cost of products sold for the three months ended July 31, 1999 decreased $66,000 as the Company focused on volume pricing with major national and international product vendors. Costs of products sold for the nine months ended July 31, 1999 increased $434,000, due primarily to increases in volume. Gross margins for the third quarter and year-to-date decreased from the prior year comparative periods primarily due to continued shifts in the mix of products sold, with an increase in the amount of lower margin items being sold in 1999.

INCOME:
         Net losses of ($39,000) for the three months ended July 31, 1999 represent an increase in earnings from the three months ended July 31, 1998 of $300,000. One-time charges to earnings of $200,000 during the third quarter specific to the preliminary order approving settlement of the class action lawsuit brought against the Company in September 1998 diminished the effects of current performance gains for the quarter. Net income of $58,000 for the nine-months ended July 31, 1999 represent increases of $1,024,000 in earnings over the nine-months ended July 31, 1998. The basic losses per share for the three months ended July 31, 1999 were ($0.02) on 2,208,271 shares compared to losses of ($0.12) on 2,222,271 shares for the third quarter of 1998. The basic earnings per share for the nine months ended July 31, 1999 were $0.03 on 2,208,271 shares compared to losses per share of ($0.44) on 2,172,086 shares for the first nine months of 1998. Diluted losses were ($0.02) on 2,208,271 average common shares and common share equivalents and ($0.12) on 2,222,271 average common shares and common share equivalents for the three months ended July 31, 1999 and 1998. Diluted earnings per share were $0.03 on 2,214,475 average common shares and common share equivalents for the nine months ended July 31, 1999. Diluted losses per share were ($0.44) on 2,172,086 average common shares and common share equivalents for the nine months ended July 31, 1998.

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

         The Company's principal sources of liquidity, both on a short-term and long-term basis are cash flow from operations and borrowings under a commercial line of credit facility. The Company has also received advances on long-term notes receivable for working capital. Based upon its analysis of its consolidated financial position, its cash flow during the past three and nine month periods, and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under its line of credit facility will be adequate to meet the financing requirements it anticipates during the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, it's anticipated cash flow.

         For the first nine months in fiscal year 1999, cash and cash equivalents decreased $161,000. This decrease is attributed primarily to cash used in debt servicing of $571,000 and capital expenditures of $55,000 partially offset by $465,000 in cash provided by operating activities.

         The Company entered into a new $1.75 million line of credit agreement on June 30, 1999 replacing prior financing arrangements with another financial institution. This new line of credit has an initial term of 3 years. Hygiene accounts receivable supplemented by approximately $1.7 million of the Company's notes receivable are used as collateral for the agreement. The outstanding borrowings under the line of credit were $1,452,000 on July 31, 1999.

         With the line of credit of $1,452,000 classified as a current liability, current liabilities of $4,819,000 exceed current assets of $4,126,000 by $693,000. Current liabilities also include $302,000 of deferred revenue from initial franchise sales, which is expected to be recognized during the next 12 months.

         Total assets of $9,363,000 decreased $1,412,000 for the nine months ended July 31, 1999, primarily due to decreases in notes receivable of $619,000, Net Accounts Receivable of $195,000, Net Property and Equipment of $192,000 and cash and cash equivalents of $161,000. Total liabilities of $5,395,000 decreased $1,470,000, primarily due to a decrease of $1,110,000 in current liabilities and a reduction of $360,000 in other liabilities.

YEAR 2000 COMPLIANCE:
     Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. The Year 2000 issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by the Company's software or hardware or that of government entities, customers, major vendors and other third parties with whom the Company has material relationships could result in interruptions of the Company's business which could have a material adverse effect on the Company.

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

                           On June 30, 1999, the Company announced that a
                  preliminary order was entered approving a complete settlement of the class action suit filed against the Company in September 1998 in the United States District Court, Western District of North Carolina. A fairness hearing is set for October 18, 1999 for final approval of the settlement. The class includes purchasers of the Company's Common Stock and Public Warrants between March 18, 1996 and May 12, 1998, inclusive.

          ITEM 2. Changes in Securities
                  none

          ITEM 3. Defaults Upon Senior Securities
                  none

          ITEM 4. Submission of Matters to a Vote of Security Holders none

          ITEM 5. Other Information
                  none

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                               Other Information
PART II     OTHER INFORMATION (CONTINUED)

      ITEM 6.  Exhibits and Reports on Form 8-K

            ( )   Exhibits

                  27  Financial Data Schedule (for SEC use only)

            ( )   Reports on Form 8-K

                  The Company filed the following reports on SEC Form 8-K during the quarter ended July 31, 1999:

                      As filed July 7, 1999, effective June 30, 1999, Swisher International, Inc. entered into a $1.75 million revolving line of credit agreement with Capital Factors, Inc. The new financing agreement replaces the Company's existing $1.75 million revolving line of credit with another lender.

                      As filed July 9, 1999, Swisher International, Inc announced June 30, 1999 that a preliminary order was entered approving a complete settlement of the class action suit filed against the Company in September 1998 in the United States District Court, Western District of North Carolina. The class includes purchasers of the Company's Common Stock and Public Warrants between March 18, 1996 and May 12, 1998, inclusive.

                      As filed July 9, 1999, effective June 29, 1999, Swisher International, Inc. (SWSH) extended until June 30, 2000, the Public Warrants of Swisher International, Inc., scheduled to expire effective June 30, 1999. The warrants may be exercised any time prior to 5:00 P.M. Eastern Time on June 30, 2000. There are currently 760,000 Public Warrants, exercisable to purchase one share of Common Stock for $7.80 per each two Public Warrants.

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SWISHER INTERNATIONAL, INC.
                                           Registrant




          Date - September 8, 1999         by:   /s/ Patrick L. Swisher
                                                 ----------------------
                                           Patrick L. Swisher
                                           President & Chief Executive Officer



          Date - September 8, 1999         by:   /s/ Thomas W. Busch
                                                 -------------------
                                           Thomas W. Busch
                                           Chief Financial Officer