Form 10KSB40
period 1999-10-31
SWISHER INTERNATIONAL INC
filed 2000-01-31
CIK 808356

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to
     ____________

                         Commission file number: 0-21282

                           SWISHER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                   56-1541396
        (State of Incorporation)             (I.R.S Employer Identification No.)

   6849 Fairview Road, Charlotte, NC                         28210
(Address of principal executive offices)                  (ZIP Code)

                                 (704) 364-7707
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to section 12(g) of the Act:
                           COMMON STOCK $.01 PAR VALUE
                        WARRANTS TO PURCHASE COMMON STOCK

                                   ----------

                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The registrant's losses for the fiscal year ended October 31, 1999 were ($397,391).

The aggregate market value of the 1,634,438 shares of Common Stock held by non-affiliates was $2,043,047 as of October 31, 1999. The market value of the shares was calculated based on the price of such shares for the last trade as reported by certain broker-dealer proprietary trading systems on such date.

As of October 31, 1999, 2,208,271 shares of the registrant's Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: Proxy.

See Part III hereof with reference to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Transitional Small Business Disclosure Format:    Yes [ ]        No [X]

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Swisher International, Inc. and its wholly owned subsidiaries (collectively, the "Company") are engaged in the sale of certain products and services primarily through approximately 126 franchises and 14 master franchises included within the Company's Hygiene, Swisher Maids, and Swisher Pest Control divisions.

BUSINESS OF ISSUER

         The Company's Hygiene division offers services and products to a broad spectrum of businesses in 40 states and Canada, through approximately 109 franchises, including one Company-owned franchise in Florida and 13 international master licenses. The Company's hygiene services and products include restroom sanitization, anti-bacterial and degreasing handsoap, flying insect control, air sanitizers and biological greasetrap, a chemical rack system, and drain line cleaners. The Company is an approved vendor for such national accounts as Burger King, Wendy's, AMF, Shell and Dunkin' Donuts.

         In February 1994, Swisher Maids, Inc., a wholly owned subsidiary of the Company, began operating a home cleaning business in Charlotte, North Carolina, in order to introduce a home-cleaning franchise-marketing program. Swisher Maids currently has 6 home-cleaning franchises including a corporate-owned home-cleaning operation based in Charlotte, North Carolina. Subsequent to year end, in December, 1999, the Company sold its Company-owned operation in Charlotte, North Carolina.

         In July 1996, the Company acquired substantially all of the assets and business operations of Surface Doctor, a provider of bath and kitchen restoration services, from Professional Carpet Systems ("PCS"). Surface Doctor has provided on-site bath and kitchen restoration services since November 1994 and has conducted its franchise program since 1994. Surface Doctor operates through approximately 81 domestic franchises, four Canadian franchises and four international master licenses. Since July 1996, the Company has conducted Surface Doctor operations through a wholly owned subsidiary. In October, 1999, the Company sold certain assets and all national and international franchise agreements of Surface Doctor, a provider of bath and kitchen restoration services, to Surface Doctor, LLC, a Colorado limited liability company.

         At October 31, 1999, the Company had one separate pest control franchisee located in North Carolina, ten (10) Hygiene franchisees providing, or with the ability to provide, pest control services, and one international master licensee providing pest control services.

         The principal sources of the Company's revenues are initial franchise fees and recurring franchise revenues (consisting of product sales, royalties, service fees and marketing fees) relating to the Company's operations in each of its three divisions. Revenues are also generated by Company-owned operations. The Company provides a range of support services to franchisees, including training, sales and service support, and volume pricing on products and supplies.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

HYGIENE OPERATIONS

         HYGIENE FRANCHISE SERVICES

         The Company's Hygiene services and products are sold principally through franchises to a broad spectrum of businesses throughout the United States and Canada, including restaurants, retail stores, manufacturers, commercial office buildings, health and childcare facilities, schools, military bases and hotels. As of October 31, 1999, the Company operates nationally through approximately 109 Hygiene domestic and Canadian franchisees including one Company-owned operation. The Company began to offer Hygiene licenses on an international basis in 1996, and has entered into thirteen international master license agreements covering the United Kingdom, Ireland, Germany, Austria, the Netherlands, the Caribbean, Korea, Hong Kong/Macau/China, Australia/New Zealand, France, Spain, Denmark, and Sweden/Finland/Norway.

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

         (i) Initial Franchise Fees - On the sale of a Hygiene franchise, the Company receives an initial franchise fee, which is calculated based upon the population of the territory purchased by the franchisee. The Company historically has financed a significant portion of the initial Hygiene franchise fee payable by new franchisees and from time to time has financed 100% of certain franchise fees.

         (ii) Product Sales to Hygiene Franchisees - The franchise agreement requires franchisees to purchase Hygiene products from approved vendors, which allows the Company to maintain the quality and integrity of the products delivered by franchisees to the retail business customer. The Company is the primary approved product vendor. Management believes that through the Company's volume buying of Hygiene products; the Company can provide quality Hygiene products at competitive prices.

         (iii) Royalties, Service Fees and Marketing Fees - The Company receives royalties and marketing fees based on a percentage of gross revenues while service fees are received based on the franchisee's annualized sales.

         (iv) Interest Income - Interest income received by the Company from franchise operations represents income derived from financing franchise fees, acquiring competitors, and purchases of short-term investments.

         Hygiene Franchise Development - As of October 31, 1999, the Company had 109 Hygiene franchises and one Company-owned operation conducting business in 40 states, the District of Columbia and Canada. This compares to 106 and 105 franchises as of October 31, 1998 and 1997, respectively. The lack of growth in the number of domestic franchises in 1999 reflects the Company's broad geographic market penetration and the limited number of major domestic unsold markets.

         COMPANY-OWNED HYGIENE OPERATIONS

         As of October 31, 1999, the Company had a Company-owned hygiene operation in Florida. A Tulsa, Oklahoma operation was sold in the fourth quarter of 1998. A West Virginia operation was sold in July, 1999. Company-owned hygiene revenues for the year ended October 31, 1999 and 1998 were $324,276 and $2,232,846, respectively.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         INTERNATIONAL HYGIENE LICENSE AGREEMENTS

         During 1996 the Company implemented an international Hygiene marketing program. As of October 31, 1999 the Company has entered into Master License Agreements covering the United Kingdom, Ireland, Germany, Austria, the Netherlands, the Caribbean, Korea, Hong Kong/Macau/China, Australia/New Zealand, France, Spain, Denmark, and Sweden/Finland/Norway.

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

         The licensee is required to pay an initial license fee, which has ranged from approximately $65,000 to $280,000. The Company has occasionally granted financing for portions of the initial license fee. The licensee is also typically required to pay minimum monthly royalties based upon ongoing revenues attributable to the Hygiene operations of the licensee and any of its sub-licensees, and to typically pay a percentage of initial fees received from sub-licensees.

         HYGIENE MARKET AND GROWTH STRATEGY

         Through the addition of new products and services the Company believes that new opportunities exist in the United States in territories previously considered not to have an adequate population base to support a viable franchise. The Company intends to actively market these territories in 2000. In order to expand the market for Hygiene franchises, the Company has developed a Canadian franchise sales program. Since 1993, the Company has sold eight franchises in Canada. The Canadian franchise sales program is similar to the Company's franchise sales program in the United States. The Company focuses its franchising activities on selected areas in an effort to establish multiple franchises within a particular geographic area.

         The Company's Master License program represents the Company's effort to expand its Hygiene Market. Given the penetration already achieved by the Company's domestic Hygiene operations, the Company believes that international markets offer a growth opportunity for Hygiene revenues. In 1998, the Company sold Hygiene Master Licenses for the Netherlands, Germany and Austria, and subsequently sold France, Spain, Denmark, and Sweden/Finland/Norway in 1999.

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

SWISHER MAIDS OPERATIONS

         SWISHER MAIDS SERVICES

         As of October 31, 1999, the Company had 6 Swisher Maids franchises in operation including a Company-owned residential maid services in Charlotte, North Carolina. A Swisher Maids franchisee provides residential maid services to its customers. Subsequent to year-end, in December, 1999, the Company sold its Company owned Maids operation in Charlotte, North Carolina.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

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

         Initial Franchise Fees - The initial franchise fee payable to Swisher Maids is a flat fee, plus a fee for "qualified households" defined by specified annual income for the franchisee's territory. As with its sale of Hygiene franchises, the Company may finance all or a portion of the initial franchise fee payable by a franchisee.

         Product Purchases by Franchisees - The Swisher Maids franchise agreement requires franchisees to purchase house-cleaning supplies and equipment from approved vendors, which allows the Company to maintain the quality and integrity of the products delivered by franchisees to the retail customer. The Company does not offer products to franchisees and does not receive any fee in connection with purchases made by franchisees.

         Royalties and Marketing Fees - The Company is entitled to receive royalties and marketing fees based on a percentage of gross revenues.

         Swisher Maids Franchise Development - As of October 31, 1999, the Company had 6 franchises including a Company-owned operation in Charlotte, North Carolina. Following an attempt to reorganize the Scottsdale, Arizona operation in 1997, the Company closed the Company-owned operation during 1998.

         COMPANY-OWNED SWISHER MAIDS OPERATIONS

         Since 1996, the Company has repurchased a total of four Swisher Maids franchises, of which two have been closed, one has been consolidated with another, and one is currently owned and operated by the Company. Revenues derived from Company-owned Swisher Maids operations for the year ended October 31, 1999 and 1998 were $296,215 and $348,000, respectively. Subsequent to year-end, in December, 1999, the Company sold its Company owned Maids operation in Charlotte, North Carolina.

SURFACE DOCTOR OPERATIONS

         SURFACE DOCTOR SERVICES

         On October 1, 1999, the Company sold the Surface Doctor franchise operations to Surface Doctor, LLC, a Colorado limited liability company. The purchased assets consisted of all of Seller's rights under Surface Doctor franchise agreements and all trademarks, and service marks, inventories and equipment relating to the Surface Doctor operations. The Company retained its Surface Doctor accounts and notes receivable.

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

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         SURFACE DOCTOR REVENUES

         Prior to the Surface Doctor sale, the Company generated revenue through its Surface Doctor franchise operations in the form of initial franchise fees, product sales to franchisees, royalties, and marketing fees.

         Initial Franchise Fees - The initial franchise fee payable to Surface Doctor was a flat fee, which occasionally was financed on a short-term basis.

         Product Sales To Surface Doctor Franchisees - A Surface Doctor franchise agreement required franchisees to purchase Surface Doctor products from approved vendors, which allowed the Company to maintain the quality and integrity of the products delivered by franchisees to the retail business customer. During 1999, the franchisees ordered products directly from the manufacturers, and the Company received a percentage of these sales in the form of product commissions.

         Royalties And Marketing Fees - Pursuant to the Company's franchise agreement, the Company received royalties and marketing fees based on the franchisees' gross revenues. The majority of franchisees as of October 31, 1999 were governed by the prior Surface Doctor franchise agreement, which required fixed monthly payments.

PEST CONTROL

The Company initially started a Pest Control division with the intent to develop a franchise system primarily through the addition of independently owned franchise operations. During 1999, the Company began transitioning to provide Pest Control services through its Hygiene franchise system. As of October 31, 1999, there was one independent Pest Control franchise and 10 Hygiene franchisees who were providing, or had the ability to provide, pest control services.

         PROPRIETARY RIGHTS

         The "SWISHER," "Swisher Maids," and "S" design marks have been registered as service marks on the principal register of the United States Patent and Trademark Office. Management of the Company also believes the Company has developed proprietary rights in the Swisher trade name and in associated common law trademarks including "Sanitized by Swisher," "Swisher System" and "Swisher Hygiene." All of the Company's service marks, trade names and common law trademarks are licensed to franchisees under franchise agreement provisions strictly regulating their use.

         The Company intends to file all required renewal applications and to take other steps reasonably necessary to maintain the integrity of its services marks, trade names and other proprietary names and marks and to protect them against unauthorized use, both domestically and internationally. Failure to defend and protect such service marks and other proprietary names and marks could adversely affect the Company's sales of franchises and continuing operations. The Company knows of no current infringing uses.

         COMPETITION

         The Company believes that the markets for its Hygiene, Maids, and Pest Control services are highly fragmented. The barriers to entry in each market are low and, accordingly, competition is intense. The vast majority of the Company's Hygiene competitors are small, locally-owned janitorial or hygiene service firms, as well as a number of regional hygiene competitors based in Florida, Texas and Missouri, while Maids Service competitors consist generally of local independent operators and a small number of national or regional companies, including franchise operators. Pest Control competitors consist of both national organizations and individually-owned local operations.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         The success of the Company depends in great part on the operating performance of its Hygiene, Swisher Maids, and Pest Control franchisees and the franchisee's ability to increase market penetration and establish name awareness. The Company believes that the principal competitive factors in the Hygiene and Swisher Maids industries are quality and timeliness of services, price, convenience and the mix of services offered. Management believes that Hygiene franchises compete effectively on the basis of price, convenience and quality and timeliness of services. After year-end, in December, 1999, the Company sold its Company-owned Charlotte, North Carolina Swisher Maids franchise.

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

         Although the Company is not aware of any pending franchise legislation likely to affect its operations, there can be no assurance that future franchise legislation will not impose additional requirements or expenses on the Company's business. The Company believes that as of October 31, 1999, its operations are in compliance with the FTC Rule and state franchise laws.

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

         REGULATION

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

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         EMPLOYEES

         The Company employed approximately 97 persons at October 31, 1999. Approximately 77 persons are employed in the Company's franchise operations, and approximately 20 persons are employed in the Company-owned Hygiene and Swisher Maids operations. The Company's employees are not covered by any collective bargaining agreements. Management believes that its relations with employees are satisfactory.

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

ITEM 3. LEGAL PROCEEDINGS

Brian Wilcox, et al. v. Swisher International, Inc., Patrick Swisher, Chris Lazenby, Garnett Mucha, Tom Reeder and Charles Cendrowski, United States District Court of the Western District of North Carolina, Case No. 3:98CV403-MU.

         On September 10, 1998, Brian Wilcox filed a putative class action suit on behalf of the stockholders of Swisher International, Inc. On November 10, 1998, a group composed of Brian Wilcox and 18 other stockholders ("Plaintiffs") filed a motion to be appointed as lead plaintiff in the case. Plaintiffs alleged that Swisher International violated federal securities law by making false statements that were reflected in the company's 1996 and 1997 financial reports and related press releases, and that had the effect of causing Plaintiffs to purchase company stock at artificially inflated prices. Plaintiffs alleged that the individual defendants were liable for the violations as "persons controlling" Swisher International. Plaintiffs sought damages of an unspecified amount (later alleged by Plaintiffs to be as much as $9,986,400), plus interest, attorneys' fees and costs.

         On June 3, 1999, Swisher International, Patrick Swisher and Tom Reeder (the "Settling Defendants"), denying any liability, agreed to settle the case as to them for $742,100. The Settling Defendants also agreed to cooperate with Plaintiffs in their lawsuit against the remaining defendants, to share with Plaintiffs any future recovery against McGladrey & Pullen, LLP in a related lawsuit against that accounting firm (25% of any amount up to $333,333 and 50% of any remaining amount), and to limit recovery for expenses to $250,000 in the related lawsuit.

         On October 18, 1999, a final order was entered approving a complete settlement of the class action suit.

         The Securities and Exchange Commission is conducting a formal investigation regarding circumstances surrounding the withdrawal of the Company's former auditors. The effects of this investigation, if any, is indeterminable.

         The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the three months ended October 31, 1999.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and public warrants were quoted on the NASDAQ National Market under the symbols "SWSH" and "SWSHW" until May 11, 1998, at which time NASDAQ de-listed the Company's stock due to (i) the Company's delinquent filings with respect to Form 10-KSB for the fiscal year ended October 31, 1997 and the Form 10-QSB for the quarter ended January 31, 1998, and (ii) the failure of the Company to satisfy the filing requirement set forth in NASD Marketplace Rule 4310(c)(14). The Company's Common Stock and public warrants are not listed or quoted on any exchange. The Company's securities, however, may be traded on certain proprietary trading systems operated by various broker-dealers. The Company is in the process of bringing its filings current and working toward relisting on NASDAQ or another exchange. See "Management's Discussion and Analysis of Results of Operations - Additional Factors to Consider." The following table sets forth the range of high and low closing bid prices, as reported by the NASDAQ National Market System for fiscal year 1998 and the first and second quarters of 1999. The prices for the third and fourth quarters of 1999, set forth below reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                      HIGH        LOW
                                                      ----        ---
         1999 FISCAL YEAR
                First quarter......................   1.750       .120
                Second quarter.....................   2.250       .500
                Third quarter......................   1.500       .625
                Fourth quarter.....................   1.500      1.000
         1998 FISCAL YEAR
                First quarter......................   9.000      6.750
                Second quarter.....................   8.875      6.125
                Third quarter......................   6.375      1.750
                Fourth quarter.....................   1.250       .375

         Neither the Company's Common Stock nor its public warrants have been listed or quoted on any exchange since May 11, 1998. The last sale price of a share of Common Stock as reported by the NASDAQ National Market System on May 10, 1998 was $5.75.

         As of October 31, 1999, there were approximately 834 record owners of the Company's Common Stock.

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

         On October 4, 1999, the Board of Directors authorized the purchase of up to 100,000 shares of the Company's Common Stock. As of October 31, 1999, 10,000 shares have been purchased.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

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

         The Company operates in three principal business divisions: Hygiene, Swisher Maids, and Swisher Pest Control. Each division operates primarily through franchises which generate franchise sales and annuity revenues (i.e., services fees, product sales, royalties and marketing fees). These divisions also conduct certain Company-owned operations and all, on occasion, may repurchase and operate franchises until the franchise can be resold.

         Initially, the Company derived its revenues exclusively from Company-owned Hygiene operations. During fiscal year 1990, the Company began selling its 18 majority-owned Hygiene subsidiaries as franchises in their existing markets and began selling other franchises in new markets. This repositioning of the Company was a direct result of management's determination in late 1989 that an opportunity existed to accelerate the Company's penetration of the hygiene market and increase its profitability through a program of selling franchises. At the end of fiscal year 1993, the Company had substantially completed its repositioning to a franchise business having sold as franchises all of its majority-owned subsidiaries. As of October 31, 1999, the Company maintains one Company-owned Hygiene operations servicing portions of Florida.

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

         Management's decisions to reposition the Company as a franchisor and to then focus primarily on its Hygiene franchise system has resulted in substantial decreases in Company-owned operations, but substantial increases in revenues from franchise operations. Revenues from franchise operations have increased consistently from $1,412,000 in fiscal 1991 to $13,699,000 in fiscal year 1999. One component of franchise revenues is annuity revenues, consisting of product sales, royalties and marketing fees paid by franchisees, which represented approximately 88% and 77% of the Company's revenues in fiscal years 1999 and 1998, respectively. The Company's profitability will continue to be largely dependent upon annuity revenues.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

         During 1999, the Company made significant strides to reduce overhead expenses and focus on the core Hygiene business. The sale of the Surface Doctor franchise system, repositioning of Swisher Pest Control primarily through Hygiene franchisees, and sale of the West Virginia Company-owned operation are a result of this strategy.

         The other component of franchise revenues is franchise sales. Initial franchise fees have accounted for 6% and 10% of the Company's revenues in fiscal 1999 and 1998, respectively. From April 1993 to October 1999 the total number of Swisher Hygiene franchises grew from 46 to 106. Swisher Maids franchises decreased from 19 in 1995 to 6 in 1999 due to the consolidation of certain franchise markets. At October 31, 1999, the Company held one Swisher Maids franchise for sale. However, after year-end, in December, 1999, the Company sold its Company-owned Charlotte, North Carolina Swisher Maids franchise.

         Assets held for sale consist of assets purchased by the Company from certain franchisees who failed to comply with the terms of their franchise agreements. As of October 31, 1999, the Company holds one Hygiene franchise for sale. The Company intends to sell such assets as soon as possible. Notes receivable primarily consists of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the franchises' assets and, in some cases, are personally guaranteed by the franchisees. Notes receivable, net of imputed discounts and allowances, were $3,256,000 and $3,944,000 as of October 31, 1999 and 1998, respectively.

         The following table sets forth the percentage of total revenues of certain items included in the Company's statement of operations for the periods indicated.

                                                                 YEAR ENDED
                                                                 OCTOBER, 31
                                                              ---------------
                                                              1999       1998
                                                              ----       ----
REVENUES:
  Product sales                                               49.6%       45.1%
  Fees (Service, Royalties, Marketing)                        38.0%       32.1%
  Initial franchise fees                                       6.5%        5.7%
  Company-owned operations                                     4.3%       15.1%
  Interest income                                              2.3%        2.0%
  Gain on sale of Company-owned hygiene operations            (1.8%)       (.4)%
  Other income                                                 1.1%         .4%
                                                             -----       -----
    Total Revenues                                           100.0%      100.0%

EXPENSES:
  Selling, general and administrative expenses                53.1%       50.9%
  Cost of product sales                                       42.3%       33.6%
  Company-owned operations                                     3.0%       13.5%
  Interest expense                                             1.6%        2.0%
                                                             -----       -----
    Total Expenses                                           100.0%      100.0%

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED OCTOBER 31, 1999 ("1999 FISCAL YEAR") AND OCTOBER 31, 1998 ("1998 FISCAL YEAR").

         Total revenues decreased by approximately $314,000 (2%) to $14,571,000 in the 1999 fiscal year from $14,886,000 in the 1998 fiscal year. The decrease in revenues was due primarily to a decrease of $1,613,000 in revenue from Company-owned operations. Annuity revenues (consisting of product sales, service fees, and royalties and marketing fees) increased approximately (11%) $1,254,000 to $12,751,000 from $11,497,000 in the prior year, partially offsetting decreases.

         Revenue from Company-owned operations decreased $1,613,000 to $620,000 in fiscal 1999 from $2,233,000 in fiscal 1998. At the end of fiscal 1998, the Company sold its Pest Control operation in Monroe, NC and a Hygiene operation in Tulsa, Oklahoma. The sales of these two operations resulted in revenue from Company-owned operations in 1998, which did not occur in 1999.

         The 11% increase in annuity revenues to $12,751,000 reflects the continued growth of the Hygiene franchisees in both products and services.

         Franchise sales revenue of $968,000 increased $115,000 from the prior year amount of $853,000. Included in franchise sales are international Master License agreements for France, Denmark, the Netherlands, and Norway/Sweden/Finland.

         As part of its strategic plan to focus on its Hygiene franchise system, in October, 1999 the Company sold all national and international franchise agreements and certain other assets of the Surface Doctor franchise system. The Company recorded a loss of approximately $254,000 on the transaction.

         As a result of the Company's efforts to streamline operations, total expenses decreased approximately $2,687,000 to $14,955,000 in 1999 from $17,642,000 in 1998. Costs of product sold increased $1,290,000 corresponding to the increase in product sales, while costs related to Company-owned operations decreased approximately $1,932,000 consistent with the decrease in revenue following the sale of certain operations in 1998.

         Selling, general and administrative expenses decreased $1,046,000 to $7,943,000 from $8,978,000 in 1998 reflecting the Company's efforts to reduce overhead. The decrease included approximately $200,000 paid during 1999 towards the settlement of the class action lawsuit and legal and professional fees at levels above what would be considered normal for operations.

         A loss before taxes of ($397,000) in 1999 was an improvement of $2,285,000 from the prior year loss of ($2,757,000). The Company recognized no income tax benefit or expense in 1999 resulting in a net loss of ($397,000) compared to a tax benefit of $75,000 in 1998 resulting in a net loss of ($2,682,000) for the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its growth through cash from operations. In addition, the Company used the proceeds of a public offering completed in April 1993 to finance the expansion of its franchise system.

         The Company's principal sources of liquidity, both on a short-term and a long-term basis, are cash flow from operations and borrowings under a commercial revolving credit facility. The Company has also previously received advances on long-term notes receivable for working capital. In June, 1999, the Company entered into a three (3) year agreement for a line of credit. Substantially all of the Company's assets are being used as collateral for the line of credit. The Company believes that the cash flow anticipated from its future operations along with borrowings under its line of credit will be adequate to meet the financing requirements it anticipates during the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, it's anticipated cash flow.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         During the 1999 fiscal year, net cash used by operations was approximately ($562,000) primarily due to the net loss of ($397,000) reported for the year. The Company made certain reductions to its overhead structure which helped improve operating performance and cash usage in 1999.

         Working capital at year-end October 31, 1999, including the Company's revolving line of credit, was ($851,000) compared to ($1,223,000). The primary change was the result of a decrease in the line of credit balance. At October 31, 1999, the line of credit balance was $1,105,000 compared to $1,706,000 at year-end October 31, 1998.

         At October 31, 1999, other assets consisted principally of notes receivable in the amount of $3,688,000. Notes receivable are primarily comprised of notes executed by franchisees for payment of initial franchise fees which are due beyond the ensuing year.

         The Company's total current liabilities were $4,738,000 at October 31, 1999, a decrease of $1,191,000 over total current liabilities of $5,929,000 at October 31, 1998. Long-term debt was $199,034 at October 31, 1999, a decrease of $184,966 over long-term debt of $384,000 at October 31, 1998.

         The Company's material commitments at October 31, 1999 consisted primarily of office facility, equipment and vehicle leases in varying amounts through 2002.

         In September 1998, Messrs. Swisher and Reeder made advances to the Company totaling $340,000. As of October 31, 1999, the outstanding amount of those advances was $367,435.

INFLATION

         The Company does not believe that inflation will have a material impact on the Company's future operations.

ADDITIONAL FACTS TO CONSIDER

         Forward-Looking Statements. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's Hygiene and Pest Control franchise programs, (ii) the introduction of new products to be sold to franchisees, (iii) the continued successful operation of franchised businesses by Hygiene, Pest Control and Swisher Maids franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees relating to the payment of initial franchise fees, (iv) the Company's ability to resell certain Hygiene businesses which have been repurchased from franchisees, and (v) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene, Swisher Maids, and Pest Control franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         Safe Harbor Statement. Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995:
Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein, which are not historical facts, are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to the following additional facts to consider.

         Dependence On Performance Of Franchisees. The Company derived approximately 88% and 77% of its revenues in the 1999 and 1998 fiscal years, respectively, from annuity revenues. Annuity revenues consist of product sales, royalties and marketing fees paid by franchisees. Royalties and marketing fees are generally calculated based on a percentage of gross revenues or sales generated by the franchisee. Although franchisees generate a portion of their gross revenues from national accounts secured by the Company, the generation of a majority of gross revenues is directly dependent upon the franchisee's own marketing efforts. While the Company's franchise support and marketing services are intended to maximize the marketing results obtained by the franchisee, there is no assurance that marketing undertaken by franchisees will be successful or result in any increase in gross revenues. The Company's profitability will be largely dependent upon revenues from product sales to franchisees and revenues from royalties, marketing fees and service fees for the foreseeable future.

         Reliance On Franchise Sales. During the fiscal years ended October 31, 1999 and 1998, initial franchise fees charged to franchisees accounted for approximately 7% and 6% respectively, of the Company's revenues. As the number of Company franchises and resulting annuity revenues have increased, the Company's dependence on new franchise sales has declined. However, the Company's future revenue growth will continue to depend, in part, upon sales of new franchises. The Company's ability to sell franchises is impacted by a number of factors including, among others, availability of qualified franchise candidates located within specific geographic markets, competition and general economic conditions. For approximately 6 months in 1998, the Company was not in compliance with the FTC Rule on franchise sales due to unavailability of audited financial statements, which affected the Company's ability to sell certain United States franchises. Following the filing of these outstanding documents, the Company received a return of its eligibility to sell domestic franchises. In order to expand its geographic markets, the Company has established international marketing programs for its Hygiene franchises. However, there can be no assurance the Company will continue to sell franchises at historical levels. A decline in franchise sales may have an adverse impact on the Company's operations.

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

         Risk Of Franchise Termination. Should a franchisee fail to comply with the terms of its franchise agreement, the Company would generally re-market the franchise on behalf of the franchisee. The Company might also acquire and operate the franchise during the period of time in which it is being re-marketed. As of October 31, 1999, the Company owns and operates a total of two franchises acquired from a certain franchisees. The Company is subject to a number of risks and competitive factors with respect to Company-owned franchises, and there can be no assurance the Company will be successful in operating or re-marketing franchises. Subsequent to year-end, the Company sold one of the franchises, leaving only one Hygiene franchise remaining in Florida.

ADDITIONAL FACTS TO CONSIDER (CONTINUED)

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         Future Capital Requirements. At October 31, 1999, the Company had current assets of approximately $3.9 million and current liabilities of approximately $4.7 million. However, approximately $3.2 million of the Company's current assets consisted of net accounts receivable and current notes receivable. Also at October 31, 1999, the Company had other assets of approximately $5.1 million, consisting primarily of long-term notes receivable and intangible assets. The inability to timely collect accounts and notes receivable could have an adverse affect on the Company's ability to fund its future operations. The inability to collect long-term notes receivable or to realize the value attributed to intangible assets could also have an adverse affect on the Company's future liquidity and financial condition. There can be no assurance that the Company will be able to raise any additional capital which might be required, or that the terms on which such capital are available will be acceptable to the Company.

         Acquisition Strategy. The Company completed the acquisition of Carolina Termite and Pest Control ("CTPC") in September 1997. In October 1998, the Company sold CTPC back to its former owner, as the Company moved to focus attention on developing and expanding existing franchise systems, instead of overseeing Company-owned operations. The Surface Doctor franchise system purchased in July, 1996, was sold in October, 1999. Acquisitions typically require investment of operational and financial resources, integration of dissimilar operations, assimilation of new employees, diversion of management time and resources, increases in administrative costs, and additional costs associated with debt or equity financing. There can be no assurance that any future acquisition by the Company will not have an adverse effect on the Company's results of operations or result in dilution to the existing shareholders.

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

         Delisting Of Securities From NASDAQ Small Cap Market. On May 11, 1998, the Company's securities were de-listed from the NASDAQ National Market for (i) the Company's delinquent filing of its Form 10-KSB for the fiscal year ended October 31, 1997 and the Form 10-QSB for the quarter ended January 31, 1998, and
(ii) the Company's failure to satisfy the filing requirement set forth in NASD Marketplace Rule 4310 (c)(14). The delisting materially adversely affected the trading market for the Common Stock and/or the Public Warrants. Since that date the Company's securities have not been listed or quoted on any exchange or quotation system. The Company's securities, however, are being traded on certain proprietary trading systems operated by various broker-dealers.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

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

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

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

         Possible Dilutive Effect Of Options And Warrants And Adverse Effect On Market Price. No assurance can be given as to the effect, if any, that future sales of Common Stock, or the availability of shares of Common Stock for future sales, will have on the market price of the Common Stock from time to time. Sales of substantial amounts of Common Stock (including shares issued upon the exercise of warrants or stock options), or the possibility that such sales could occur, could adversely affect the market price of the Common Stock and could also impair the Company's ability to raise capital through an offering of its equity securities in the future. As of October 31, 1999, there were outstanding options for 238,700 (183,700 plan options and 55,000 non-plan options) shares of Common Stock exercisable at prices ranging from $2.25 to $8.13 per share. There were 760,000 Public Warrants, exercisable for $7.80 per each two Public Warrants. These warrants have been extended by the Company until June 30, 2000. The issuance of any additional shares by the Company in the future may result in a reduction of the book value or market price of the then outstanding Common Stock. For the life of the warrants and options, the holders thereof are given the opportunity to profit from a rise in the market price of the Common Stock. Any rise in the market price of the Common Stock may encourage the holders to exercise such warrants or options, which may result in a dilution of the interests of other stockholders. As a result, the Company may find it more difficult to raise additional equity capital if it should be needed for the business of the Company while such warrants and options are outstanding.

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

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         Year 2000 Compliance. In response to the Year 2000 issue, the Company \ implemented a company-wide Year 2000 program designed to identify, assess and address significant Year 2000 issues. These included the Company's key business operations, services, business applications, and information technology systems and facilities. Additional tasking included identification of the Company's customers, major vendors and other third parties with whom the Company had material relationships that might have had Year 2000 issues with which to contend.

         Subsequent to year-end, the Company has not yet identified any significant adverse effects from a year 2000 computer issue, from its systems, suppliers, or other business partners.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements are included on pages F-1 to F-47.

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

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (CONT'D)

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         The Company leases from Economy Air, Inc. ("Economy Air"), a North Carolina corporation owned by Mr. Swisher, a twin engine airplane to provide corporate travel for Company personnel. The lease, entered into in November 1993 and effective through December 31, 2000, obligates the Company to make monthly lease payments to Economy Air, together with charges for maintenance and fuel for aircraft use. The amount of the lease payment approximates the total of the monthly loan payment, insurance, taxes and hanger rent paid by Mr. Swisher. Economy Air received lease payments and maintenance charges aggregating $73,000 and $57,000, respectively, during the fiscal years ended October 31, 1999 and 1998.

         In 1993, the Company and B.S. Associates, a partnership in which Mr. Swisher is a partner, entered into a lease agreement pursuant to which the Company leases its headquarters from the partnership for a term of seven years, expiring March 2000. In 1995, B.S. Associates sold the facilities and assigned the lease to SSSW Enterprises, a general partnership in which Mr. Swisher is a one-third partner. In 1997, SSSW Enterprises assigned the lease to Fairview Family Limited Partnership, of which Mr. Swisher is a 100% beneficial owner. In May 1998, the office building was sold to Old Dowd Properties, Inc., an unrelated party. As part of the lease agreement, Mr. Swisher was required to provide a personal guarantee for the term of the lease. For his personal guarantee, Mr. Swisher was granted 25,000 stock options, at the then current market price. During the fiscal year ended October 31, 1998, the Company made lease payments of $104,000, to businesses in which Mr. Swisher had a beneficial interest.

         During 1999 and 1998, the Company made advances to Mr. Swisher on an unsecured, interest-free basis, payable on demand. The outstanding balance of these advances is typically less than $25,000.

         Certain officers and directors exercised stock options for 100,000 shares of common stock on March 19, 1998. The exercising of these options created a note receivable to the company in the amount of $511,250 and is included in the long-term note receivable related parties' balance. The following table summarizes the options exercised and related amount of the non-discounted notes receivable:

  OFFICER/DIRECTORS    OPTIONS EXERCISED     STRIKE PRICE    NOTES RECEIVABLE
  -----------------    -----------------     ------------    ----------------
  Patrick L. Swisher         57,600        $5.50 per share       $316,800
  W. Tom Reeder, III         19,000        $5.00 per share         95,000
  George K. Moore            23,400        $4.25 per share         99,450

         The notes receivable include provisions to extend the due date with no interest accrued for any period where the Company does not have its securities actively traded on the NASDAQ system, or if the closing bid price of the Company's stock is less than 85% of the closing bid price of the Company's securities on March 19, 1998, which was $7.625.

         In September 1998, Mr. Swisher made an advance of $300,000 to the Company, in the form of a short-term note payable bearing an annual interest rate of 10.0%. As of October 31, 1999, the balance remaining outstanding on the short-term note payable was $71,000. Certain income tax refunds due to the Company collateralized the note payable.

         In September 1998, Mr. Reeder advanced the Company $40,000, in the form of a short-term note payable, on an interest free basis. The amounts were subsequently repaid in full with no amount outstanding as of October 31, 1999.

         In fiscal year 1999, Mr. Swisher, as manager of Lone Star Hygiene, LLC, advanced the Company $275,000, in the form of a short-term note payable, bearing an annual interest rate of 10.0%. Certain income tax refunds due to the Company collateralized the note payable.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

         A note receivable to the Company for the purchase of the Houston Hygiene franchise was restructured in 1998 from a seven year note with a balloon payment to a note receivable amortized on a straight-line basis over ten years. The interest rate was reduced from 12.0% to 11.0% to more closely reflect current market rates. Mr. Swisher is a majority owner of the company that owns the Houston Hygiene franchise.

         In February 1999, the Company entered into a 3 year agreement with the Houston Hygiene Franchise to provide training and product research and development services, at a rate of $24,000 per quarter. For the fiscal year-ended October 31, 1999, the Company paid $72,000 for these services.

         In fiscal year 1999, the Company received a pre-payment of approximately $165,000 towards the outstanding note receivable related to the purchase of the Houston Hygiene franchise.

         A note receivable to the Company from Mr. Reeder for the purchase of the Charlotte Hygiene franchise was restructured in 1998 from a seven year note with a balloon payment to a note amortized on a straight-line basis over ten years. The interest rate remained at 11.0%. Additionally, the Charlotte Hygiene franchise assumed a $67,817 note receivable to the Company, as part of the purchase of an existing franchise operation. The terms of the note remained the same with 95 monthly installments and having an interest rate of 9.0%. The Company received no income on this transaction. Mr. Reeder is a majority owner of the company that owns the Charlotte Hygiene franchise.

         During fiscal 1999, the Company paid a CPA Consultant the sum of $98,000 pursuant to a Consulting Agreement. Under the terms of the Consulting Agreement, the Company also provided office space with a rental value of $6,300 to the Consultant. The Consultant previously served as a Member of the Board of Directors and resigned effective December 16, 1998.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      CONSOLIDATED FINANCIAL STATEMENTS.

                  Independent Auditor's Report of Scharf Pera & Co.          F-1
                  Consolidated Balance Sheet as of October 31, 1998          F-2
                  Consolidated Statements of Operations for the years
                    ended October 31, 1999 and 1998                          F-4
                  Consolidated Statements of Stockholders' Equity for
                    the years ended October 31, 1999 and 1998                F-5
                  Consolidated Statements of Cash Flows for the years
                    ended October 31, 1999 and 1998                          F-6
                  Notes to Consolidated Financial Statements                 F-8

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

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

        EXHIBIT
        -------
        *4.1.2    Form of specimen certificate for Warrants of the Company.

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

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

        EXHIBIT
        -------
       *10.4      Lease, dated April 20, 1992, by and between B.S. Associates
                  Partnership and the Company.

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

     ooo21.1      Updated List of Subsidiaries of the Company

       -23.1      Consent of Scharf Pera & Co.

        27.       Financial Data Schedule.

     ooo99.1      Letter from McGladrey & Pullen, LLP.

-------------

-      Filed herewith.

ooo    Previously filed.

* Previously filed and incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 33-58320), filed February 18, 1993, as subsequently amended and declared effective April 21, 1993.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

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

         (c)      CURRENT REPORTS ON FORM 8-K.

         The Company filed current reports during the 1999 Fiscal Year as follows:

         1. A report on Form 8-K was filed July 13, 1999, relating to the preliminary order which was entered approving a complete settlement of the class action suit filed against the Company in September of 1998 in the United States District Court, Western District of North Carolina.

         2. A report on Form 8-K was filed July 13, 1999, relating to the extension of 760,000 Public Warrants of Swisher International, Inc. until June 30, 2000, which had been scheduled to expire effective June 30, 1999. The warrants may be exercised any time prior to 5:00 P.M. Eastern Time on June 30, 2000, to purchase one share of Common Stock for $7.80 per each two Public Warrants.

         3. A report on Form 8-K was filed July 21, 1999, relating to the Company entering into a $1.75 million revolving line of credit agreement with Capital Factors, Inc., replacing the Company's then existing $1.75 million revolving line of credit with another lender.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

Board of Directors
Swisher International, Inc. & Subsidiaries
Charlotte, North Carolina

                          INDEPENDENT AUDITOR'S REPORT

         We have audited the accompanying consolidated balance sheet of Swisher International, Inc. & Subsidiaries as of October 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swisher International, Inc. & Subsidiaries as of October 31, 1999, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

                                        /s/ Scharf Pera & Co.
                                        ---------------------

Charlotte, North Carolina
January 28, 2000

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                   OCTOBER 31,
                                                                      1999
                                                                  -------------
ASSETS
   Current assets
     Cash and cash equivalents (Note 2)                              $  128,742
     Accounts receivable, franchisees, net of allowance
       for doubtful accounts of $413,083                              2,248,668
     Other receivables                                                  215,622
     Current portion of notes receivable, franchisees
       (Notes 3 and 8)                                                  603,706
     Current portion of notes receivable - related
       parties (Note 4)                                                  35,000
     Current portion of notes receivable - other (Note 6)                 7,020
     Inventories                                                         25,070
     Prepaid expenses                                                    32,312
     Income tax refunds receivable (Note 13)                            627,437
                                                                  -------------
       TOTAL CURRENT ASSETS                                          $3,923,577
                                                                  -------------

   Property and equipment (Note 7)
     Property, furniture and equipment                                1,741,832
       Less: accumulated depreciation                                  (999,476)
                                                                  -------------
       TOTAL PROPERTY AND EQUIPMENT                                     742,356
                                                                  -------------

   Other assets
     Notes receivable - related parties, (Note 4)                       331,996
     Notes receivable, franchisees (Notes 3 and 8)                    2,651,808
     Notes receivable - related parties for stock (Note 5)              435,891
     Notes receivable - other (Note 6)                                  260,236
     Intangible assets, net of accumulated amortization
       of $8,863                                                         31,025
     Assets held for sale (Note 17)                                     217,811
     Cash surrender value of officers' life insurance                    25,199
     Deposits and other assets                                          133,981
                                                                  -------------
       TOTAL OTHER ASSETS                                             4,087,947
                                                                  -------------
       TOTAL ASSETS                                                  $8,753,880
                                                                  =============

                 See Notes to Consolidated Financial Statements.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                                                                 OCTOBER 31,
                                                                    1999
                                                                -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Bank overdraft                                               $  201,521
     Line of credit, (Note 8)                                      1,104,618
     Note payable - related parties, (Note 9)                        367,435
     Current portion of long-term debt, (Note 10)                    198,942
     Accounts payable                                              2,456,742
     Accrued expenses                                                410,768
                                                                  ----------
       TOTAL CURRENT LIABILITIES                                   4,740,026

   Long-term debt, less current portion, (Note 10)                   199,034

   Deferred revenues                                                 316,913

   Commitments and contingencies, (Notes 14 and 21)                       --

   Stockholders' equity
     Common stock, par value $0.01, authorized 15,000,000
       shares; issued 2,208,271 shares                                22,083
     Additional paid-in capital                                    4,728,395
     Retained earnings                                            (1,237,103)
     Treasury Stock, at cost (10,000 shares)                         (15,468)
                                                                  -----------
       TOTAL STOCKHOLDERS' EQUITY                                  3,497,907
                                                                  ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $8,753,880
                                                                  ==========

                 See Notes to Consolidated Financial Statements.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                              OCTOBER 31,
                                                         1999            1998
                                                     ------------    ------------
REVENUES
   Annuity revenues
     Product sales                                   $  7,204,873    $  6,718,955
     Service fees                                       2,254,349       2,088,301
     Royalties                                          3,165,123       2,609,794
     Marketing fees                                       106,420          79,808
     Product Commissions                                   20,634              --
                                                     ------------    ------------
       TOTAL ANNUITY REVENUES                          12,751,399      11,496,858
                                                     ------------    ------------
   Initial franchise sales (Notes 3 and 15)               947,182         853,387
   Revenue from Company-owned operations                  620,491       2,232,846
   Interest income                                        332,399         304,644
   Loss on sale of Company-owned operations              (255,554)        (56,187)
   Other revenue                                          161,233          54,207
                                                     ------------    ------------
                                                        1,805,751       3,388,897

       TOTAL REVENUES                                  14,557,150    $ 14,885,755
                                                     ------------    ------------

EXPENSES

   Selling, general and administrative                  7,942,865       8,977,524
   Costs of product sales to franchises                 6,330,160       5,926,549
   Costs related to Company-owned operations              444,097       2,376,588
   Interest                                               237,419         361,692
                                                     ------------    ------------
       TOTAL EXPENSES                                  14,954,541      17,642,353
                                                     ------------    ------------
LOSS BEFORE INCOME TAXES                             $   (397,391)   $ (2,756,598)
   Income tax benefit (Note 13)                                --         (74,831)
                                                     ------------    ------------
NET LOSS                                             $   (397,391)   $ (2,681,767)
                                                     ============    ============
Loss
   Basic                                             $      (0.18)   $      (1.23)
   Diluted                                           $      (0.18)   $      (1.23)

Weighted-average number of common shares and
   common share equivalents outstanding:
   Basic                                                2,208,189       2,181,849
   Diluted                                              2,208,189       2,181,849

                 See Notes to Consolidated Financial Statements.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        COMMON STOCK    ADDITIONAL    RETAINED
                                                  ---------------------   PAID-IN     EARNINGS     TREASURY   TREASURY
                                                     SHARES    AMOUNTS    CAPITAL     (DEFICIT)     SHARES      STOCK       TOTAL
                                                   ---------  --------  -----------  -----------   --------    --------  -----------
BALANCE, OCTOBER 31, 1997                          2,122,271  $ 21,223  $ 4,128,723  $ 1,842,055         --   $         $ 5,992,001

Tax benefit of compensation deduction
   related to stock options (Note 13)                     --       --       380,966           --                            380,966

Retirement of common stock (Note 4)                  (14,000)    (140)     (117,110)          --                           (117,250)

Issuance of common stock in connection
   with the exercise of stock options, (Note 5)      100,000    1,000       395,566           --                            396,566

Cancellation of stock options, (Note 11)                  --       --       (73,500)          --                            (73,500)

Grant of stock options (Note 11)                          --       --        13,750           --                             13,750

Net loss                                                  --       --            --   (2,681,767)                        (2,681,767
                                                   --------- --------   -----------  -----------    -------   --------  -----------)
BALANCE, OCTOBER 31, 1998                          2,208,271 $ 22,083   $ 4,728,395  $  (839,712)                       $ 3,910,766

Purchase of treasury stock                                                                           10,000    (15,468)     (15,468)

Net loss                                                                                (397,391)                          (397,391)
                                                   --------- --------   -----------  -----------    -------   --------  -----------
BALANCE, OCTOBER 31, 1999                          2,208,271 $ 22,083   $ 4,728,395  $(1,237,103)    10,000   $(15,468) $ 3,497,907
                                                   ========= ========   ===========  ===========    =======   ========  ===========

                 See Notes to Consolidated Financial Statements

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      OCTOBER 31,
                                                                  1999            1998
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(397,391)     $(2,681,767)
   Adjustments to reconcile net (loss)/income to net
       cash used in operating activities:
     Depreciation                                                287,659          276,604
     Amortization                                                 49,470          236,966
     Compensation for guarantee of leases                             --           13,750
     Deferred income taxes                                            --          (97,000)
     Loss on disposal of Company-owned operations                  2,012           56,396
     Loss on disposal of Surface Doctor                          253,542               --
     Loss on sale of property                                         --           40,856
     Franchise fee revenue financed through notes receivable    (333,145)        (415,968)
     Provision for doubtful notes receivable                     (91,862)         256,202
     Provision for doubtful accounts receivable                  (22,353)         505,951
     Change in working capital components:
       Decrease/(increase) in accounts receivable                147,924         (462,386)
       Decrease in inventories                                    31,084           24,808
       Decrease in prepaid expenses                               22,815          129,128
       Decrease in income tax receivable                           1,047               --
       Decrease in deferred franchise costs                           --           77,957
       Increase in allowance for valuation of
         assets held for sale                                         --           44,534
       (Decrease)/increase in accounts payable                  (141,280)         556,317
       Increase in accrued expenses                                7,404          180,816
       Decrease in income taxes payable                               --         (357,341)
       (Decrease)/increase in deferred revenue                  (379,408)         367,123
                                                               ---------      -----------
       NET CASH USED IN OPERATING ACTIVITIES                    (562,482)      (1,247,054)
                                                               ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                         (74,280)        (172,604)
   Advances to officer                                                --           50,136
   Notes receivable proceeds                                          --         (860,978)
   Notes receivable-related parties proceeds (net)               (32,007)          (3,925)
   Notes receivable payments                                   1,004,630        1,075,936
   Cash received on sale of assets held for sale                  10,000          180,742
   Proceeds from sale of Surface Doctor                          479,256               --
   Increase/(decrease) in intangible assets and other assets     (22,830)          90,477
                                                               ---------      -----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES             1,364,769          359,784
                                                               ---------      -----------

                 See Notes to Consolidated Financial Statements

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                                                                       OCTOBER 31,
                                                                   1999           1998
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                                      (15,467)             -
   (Decrease)/increased in bank overdraft                         (296,416)       497,937
   (Decrease)/increase  in restricted cash                         272,989        (15,087)
   Net (payments)/advances on line-of-credit and
     short-term notes payable                                     (601,380)       324,000
   Net payments on notes to related parties                        147,435        220,000
   Net principal payments on long-term debt obligations           (364,058)      (619,108)
                                                               ===========    ===========
       Net cash (used in)/provided by financing activities        (856,897)       407,742
                                                               ===========    ===========
       Net decrease in cash and cash equivalents                   (54,610)      (479,528)
                                                               ===========    ===========
       Cash and cash equivalents at beginning of year              183,352        662,880
                                                               ===========    ===========
       Cash and cash equivalents at end of year                $   128,742    $   183,352
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   CASH RECEIVED DURING THE YEAR FOR:
     Income tax refunds                                        $     1,047             --
     Interest                                                      332,399             --


   CASH PAID DURING THE YEAR FOR:
     Interest                                                  $   237,419    $   364,888
     Income taxes                                                       --        331,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Notes receivable, included in deferred revenue              $   128,893    $   367,123
   Transfer of accounts receivable to assets held for sale              --         81,000
   Notes receivable on sale of franchises                          341,250        818,175
   Accounts receivable settled with cancellation of options             --         73,500
   Accounts receivable rolled into notes receivable                285,427             --
   Accounts receivable - officers settled with assignment
     of Company stock                                                   --        117,250
   Options granted in exchange for personal guarantee
     on lease                                                           --         13,750
   Options issued for notes receivable                                  --        396,566
   Property acquired through capital leases                             --        118,132
   Tax benefit of compensation deduction related to
     stock options                                                      --        386,966

   SALE OF SURFACE DOCTOR OPERATIONS:
     Sales price:
       Cash                                                    $   212,000
       Note receivable                                             267,256
                                                               -----------
                                                               $   479,256
                                                               ===========
     Assets disposed of:
       Goodwill (net)                                          $   596,455
       Trademarks (net)                                             79,386
       Fixed Assets (net)                                           48,880
       Inventory and other                                           8,077
                                                               -----------
                                                                   732,798
     Loss on sale                                                  253,542
                                                               -----------
                                                               $   479,256
                                                               ===========


   SALE OF PEST CONTROL OPERATIONS:
     Assets disposed of:
       Cash                                                                             -
       Accounts receivable                                                    $   163,921
       Inventories                                                                 13,368
       Prepaid expenses                                                           474,774
       Equipment                                                                   85,532
       Goodwill                                                                   499,019
                                                                              -----------
                                                                              $ 1,236,614
                                                                              ===========
     Liabilities assumed:
       Accounts payable                                                       $    25,796
       Accrued expenses                                                            77,093
       Notes payable                                                              844,522
                                                                              -----------
                                                                                  947,411
                                                                              -----------
     Notes receivable issued as consideration                                     289,144
                                                                              -----------
     Loss on sale                                                                      59
                                                                              -----------
                                                                              $ 1,236,614
                                                                              ===========

                 See Notes to Consolidated Financial Statements

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICES

Nature Of Business: The Company is engaged in the marketing of franchises which provide hygiene services and products for public restrooms, residential maid services and residential and commercial pest control services under the service marks "Swisher" and "Swisher Pest Control" and associated proprietary names and marks. The Company and its independently owned franchises are located in the United States and in certain other parts of the world.

Principles Of Consolidation: The accompanying consolidated financial statements include the accounts of Swisher International, Inc. and its subsidiary companies, all of which are wholly owned, after elimination of inter-company accounts and transactions.

Reclassifications. - Certain amounts in the financial statements for the year-ended October 31, 1998 may have been reclassified from the previously issued report in order to make the financial statements comparable to the presentation for October 31, 1999.

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

Impairment Of Long-Lived Assets: At each balance sheet date, the Company assesses whether there has been an impairment in the value of all long-lived assets (including intangibles) by determining whether projected undiscounted future cash flows from such assets, as defined in Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired. There was not a material impact from these assessments on the Company's financial position, results of operations, or liquidity for the years ended October 31, 1999 and 1998.

Accounts Payable: The Company collects substantially all of their franchisees' accounts receivable. The Company deposits all of these remittances into its bank accounts and generally remits these monies to the franchisees in the week following collection after deduction of fees and receivables due the Company. The liability for these funds due the franchisees are included in the Company's accounts payable and the gross amount, before deductions for fees and receivables, totals approximately $1,132,000 at October 31, 1999.

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

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

The Company typically finances part of the initial franchise fee payable by new franchisees and from time to time has financed 100% of certain franchise fees. The Company typically obtains a security interest in the underlying franchise and assets incidental to the operation of the franchise. Revenue is recognized on financed sales when the Company determines that collection is probable. For financed franchise sales where collections are not predictable, the Company uses the installment sales method for revenue recognition in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue." The Company records the note receivable on these sales and the revenue is included as a liability on the balance sheet as deferred revenues.

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

Earnings Per Share: The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share exclude dilution and are computed by dividing income (or loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares are excluded from the computation of diluted earnings per share when a loss exists because the effect would be antidilutive (Note 11).

Treasury Stock: Shares of Swisher International common stock purchased at current market prices which have not been resold, reissued or cancelled are included in treasury stock at cost.

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

NOTE 2. CASH

The Company maintains deposits with financial institutions, which exceed the federally insured amounts in the amount of $199,000 at October 31, 1999. Additionally, the Company maintains deposits in foreign accounts, not insured, in the amount of $230,000 at October 31, 1999.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTE 3. NOTES RECEIVABLE - FRANCHISEES

Notes receivable consists primarily of all or a portion of the initial franchise fees financed by the Company. The notes are collateralized by the underlying franchise and by essentially all of the franchisees' assets incidental to the operation of the franchise and, for certain franchises, are personally guaranteed by the owners. The interest rates associated with the majority of these notes range from 7.75% to 13% with monthly principal and interest payments ranging from approximately $90 to $5,600 over periods ranging from 12 to 120 months, with the first note maturing in 1999 and the last one in 2010.

Notes receivable - franchisees at October 31, 1999 consisted of the following:

                                                                1999
                                                             ----------
         Notes receivable - franchisees                      $2,763,614
         Notes receivable - related party - franchisees
          (Note 4)                                              922,949
                                                             ----------
         Total notes receivable                              $3,686,563

         Less imputed discount                                  191,049
                                                             ----------
         Net present value of notes receivable                3,495,514

         Less allowance for doubtful accounts                   240,000
                                                             ----------
         Balance of notes receivable - franchisees           $3,255,514
                                                             ==========
         Current portion                                     $  603,706
         Long-term portion                                   $2,651,808

The notes receivable - franchisees have been reduced to net present value at October 31, 1999 for imputed discounts. These imputed discounts are based on notes with terms including delayed payment schedules and interest-free periods, and additionally, the notes have been discounted to net present values based on actual payments differing from scheduled payments contained in the note agreements.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

Future minimum principal payments to be received pursuant to the notes are as follows:

         YEAR ENDING OCTOBER 31
         ----------------------
                  2000                                   $  603,706
                  2001                                      505,741
                  2002                                      391,873
                  2003                                      510,524
                  2004                                      400,777
                  Thereafter                              1,273,942
                                                         ----------
                            Total                         3,686,563

                  Less imputed discounts                    191,049
                  Less allowance for doubtful accounts      240,000
                                                         ----------
                                                         $3,255,514
                                                         ==========

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

NOTE 4. NOTES AND ACCOUNTS RECEIVABLE - RELATED PARTIES AND RELATED PARTY
        TRANSACTIONS:

The Company had the following accounts and notes receivable from officers at October 31, 1999:

                                                                                                     1999
                                                                                                   --------
       Notes receivable from the President for: life insurance policies paid by the                $227,671
             Company pursuant to a split dollar life insurance plan, advances and personal expenses paid by the Company, and for third party accounts receivable collected by the franchise owned 51 percent by the
             President. Notes receivable bears interest rates of 6 to 12 percent.

       Notes receivable from an Executive Vice President for: life insurance                       $139,325
             policies paid by the Company pursuant to a split dollar life insurance plan, and for third party accounts receivable collected by the franchise owned 51 percent by the Executive Vice President.
             Notes receivable bears interest rates of 6 to 12 percent.                             --------

        Total accounts and notes receivable from officers                                           366,996

       Current portion                                                                               35,000
                                                                                                   --------

       Long-term portion                                                                           $331,996
                                                                                                   ========

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTE 4. NOTES AND ACCOUNTS RECEIVABLE - RELATED PARTIES AND RELATED PARTY
        TRANSACTIONS: (CONTINUED)

On February 2, 1998, the President delivered 14,000 shares of common stock to the Company to be applied as a payment on the note above. The note was reduced by the total market value of those shares, $117,250, based on the closing price of $8.375 on that day. The stock shares involved were subsequently retired.

Until May of 1998, the Company leased its operating facility from a partnership in which the President of the Company was a 100 percent beneficial owner. Rent expense relating to the lease during the year ended October 31, 1998 was $103,719.

During the years ended October 31, 1999 and 1998, the Company paid the President and/or a corporation in which the President is a major stockholder $72,621 and $57,427 respectively, for the use of an airplane for business travel.

During the year ended October 31, 1997, the Company paid a CPA consultant the sum of $98,000 pursuant to a Consulting Agreement. Under the terms of the Consulting Agreement, the Company also provided office space with a rental value of $6,300 to the consultant. During the year ended October 31, 1998, the consultant was paid $121,453 for consulting services and was provided office space with a rental value of $6,300 for the same period. The consultant previously served as a Member of the Board of Directors and resigned effective December 16, 1998.

As shown in Note 3 above, there are notes receivable with a total outstanding balance of $922,349 from related parties for franchise sales. A note with a balance of $238,343 results from the purchase of a franchise by a company that is 51 percent owned by the President of the Company. The terms of the note call for 120 monthly installments of principal and interest of $6,199 beginning August 1, 1998 and ending July 1, 2008. The franchise and its assets secure this note, with additional security pledged by 25,000 shares of Swisher International, Inc. common stock owned by the President. For the years ended October 31, 1999 and 1998, the Company realized revenues from this franchise of $237,852 and $182,753 for product sales, $30,410 and $21,602 for marketing fees, $91,230 and $64,805 for royalty fees, and $62,804 and $46,500 for service fees, totaling $422,296 and $315,660, respectively. In addition, the Company entered into an agreement with this franchise to provide training and product research services to the Company at the rate of $8,000 per month. The Company paid the franchise $72,000 for these services for the year-ended October 31, 1999.

A second note with a balance of $381,235 results from the purchase of a Company-owned franchise by a company that was owned by an Executive Vice President of the Company. The terms of the note call for 120 monthly installments of principal and interest of $5,510 beginning August 1, 1998 and ending July 1, 2008. The franchise and its assets secure this note, with additional security pledged by 20,000 shares of Swisher International, Inc. stock owned by the Vice President. For the years ended October 31, 1999 and 1998, the Company realized $276,310 and $171,599 in revenues from this franchise for product sales, $26,621 and $18,686 for marketing fees, $79,864 and $56,059 for royalty fees, and $48,154 and $36,800 for service fees totaling $430,954 and $283,144, respectively.

A third note with a balance of $63,629 was assumed during the year ended October 31, 1998 by the same company owned by the Executive Vice President as part of the purchase of an existing franchise operation. At October 31, 1999, the remaining balance on this note was payable in 86 monthly installments of principal and interest at 9 percent of $1,001. The franchise and its assets secure this note. The Company recognized no income on this transaction.

A fourth note with a balance of $239,742 results from the "Agreement for Purchase and Sale of Assets" dated October 26, 1998 by and between Swisher Pest Control Corporation and Carolina Pest Management, LLC (See Note 18). The President

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTE 4. NOTES AND ACCOUNTS RECEIVABLE - RELATED PARTIES AND RELATED PARTY
        TRANSACTIONS: (CONTINUED)

of Swisher Pest Control Corporation owns Carolina Pest Management LLC. This note is payable in 12 quarterly installments of interest only at the prime rate. Beginning on November 26, 2002 this note is payable in 60 monthly installments of principal and interest of $4,861. All the fixed assets of Carolina Pest Management, LLC, secure $100,000 of this note. The balance of the note receivable is unsecured. During the year-ended October 31, 1998, the Company realized a net loss on the sale to Carolina Pest Management, LLC of $59.

NOTE 5. NOTES RECEIVABLE FOR STOCK:

On March 19, 1998, the Company's Board of Directors authorized the immediate exercise of certain stock options that were originally granted in November 1996. The Company accepted notes from the three officers involved in the transaction in exchange for the stock issued. The terms of the notes include a provision that the notes would not bear interest should the shares acquired be de-listed from NASDAQ. NASDAQ de-listed the Company's securities in May 1998. The notes given in consideration of the stock have been discounted to a net present value using an interest factor of 8.5 percent, and the notes will amortize over the expected life of the notes. The terms of the notes requires payment in full, when the de-listing period has ended and the closing bid price for the Company's stock, for five consecutive trading days, shall equal $6.50 per share (at lease 85 percent of the closing bid price of March 19, 1998, which was $7.625). The amortization of interest is included in deferred revenues for the year-ended October 31, 1999.

The discounted balances of these notes at October 31, 1999 are as follows:

                                                                  INTEREST
                                                     DISCOUNTED   AMORTIZED    BALANCE
                                                        NOTE     DURING YEAR   10/31/99
                                                     ----------------------------------
Notes receivable from the President for the
  purchase of 57,600 shares                           $248,167     $21,936     $270,103
Notes receivable from an Executive Vice President
  for the purchase of 19,000 shares                     74,419       6,578       80,997
Notes receivable from a former member of the Board
  of Directors for the purchase of 23,400 shares        77,905       6,886       84,791

                                                      $400,491     $35,400     $435,891

NOTE 6. NOTES RECEIVABLE -- OTHER

A note in the amount of $267,256 was received on October 4, 1999, in connection with the sale of Surface Doctor, Inc. business. (Note 18). The note is payable to the Company in 120 fixed monthly installments of principal and interest totaling $2,554 beginning December 1, 1999. The outstanding balance will be due in full on December 1, 2009.

Notes receivable -- other at October 31, 1999 consisted of the following:

             Notes receivable -- other     267,256
                                           =======
             Current portion                 7,020
             Long-term portion             260,236

Future minimum principal payments to be received pursuant to the note are as follows:

YEAR ENDING OCTOBER 31, 1999
      2000                     7,020
      2001                    10,198
      2002                    11,045
      2003                    11,961
      2004                    12,954
      Thereafter             214,078
                             -------
                             267,256
                             =======

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment is comprised of:

                                                        ESTIMATED
                                             1999      USEFUL LIFE
                                          ---------    -----------
             Office equipment                40,881       5-7 yrs
             Office furniture               226,612       5-7 yrs
             Computer hardware              266,987         5 yrs
             Computer software              744,686         5 yrs
             Leased computer equipment      365,835         5 yrs
             Leasehold improvements          96,831    5-31.5 yrs
                                          ---------
                                          1,741,832
                                          =========

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTE 8. LINE OF CREDIT AND PLEDGED ASSETS

         The Company entered into a loan agreement with a financial institution on June 30, 1999, providing the Company with a maximum credit line of $1,750,000. The term of the agreement is for 3 years. The Company may only borrow up to 80% of domestic and Canadian accounts receivable aged at 120 days or less. Borrowings under the agreement bear interest at the prime rate plus 2 percent (10.25 percent at October 31, 1999). In addition, the loan is collateralized by substantially all assets of the Company (not specifically pledged in Note 10). Outstanding borrowings under the loan agreement were $1,104,618 at October 31, 1999.

         This loan agreement contains financial covenants, which require specified levels of equity and working capital, and the maintenance of a financial ratio related to total debt. At October 31, 1999, the Company was in violation of one of these covenants and the financial institution waived this violation.

NOTE 9. NOTES PAYABLE RELATED PARTIES

Notes payable to related parties at October 31, 1999 consisted of the following:

                                                            OCTOBER 31,
                                                                1999
                                                            -----------
         Note payable to Franchise owned 51% by the
           President, dated December 2, 1998, payable
           on demand, interest accrued at 10 percent
           is included in note balance at October
           31, 1999.                                           $296,038

         Note payable to the President, dated March 11,
           1999 payable on demand, interest at 10 percent
           (being paid monthly during the year ended
           October 31, 1999)                                     71,397
                                                            -----------
                                                               $367,435
                                                            ===========


         The above notes payable to the President are collateralized by $475,000 of federal tax refunds due the Company.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTE 10. LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt at October 31, 1999 consisted of the following:

                                                            OCTOBER 31,
                                                                1999
                                                            -----------

         Note payable, finance company, due in
           monthly installments ranging from $3,123 to
           $51,793 including interest at 13.4%, through
           April, 2001; collateralized by certain
           franchisee notes receivable.                        $120,510

         Capitalized lease due in monthly
           installments of $1,244, including interest
           at 11.86 percent, through October 2002;
           secured by telephone equipment costing
           $56,098.                                              37,609

         Capitalized lease due in monthly
           installments of $240, including interest at
           15.31 percent, through July 2002; secured by
           telephone equipment costing $8,704.                    6,606

         Capitalized lease due in monthly
           installments of $1,211, including interest
           at 12.9 percent, through December 2002;
           secured by computer equipment costing
           $53,330.                                              38,255

         Capitalized lease due in monthly
           installments of $4,795, including interest
           at 10.53 percent, through October, 2002;
           secured by computer equipment costing
           $224,914; guaranteed by the Company's
           President.                                           143,988

         Notes payable, vendors, due in monthly
           installments of $1,347, including interest at
           9 percent through December 1999; unsecured.            1,337

         Note payable, individuals, due in monthly
           installments of $1,245, including interest
           at 9 percent through May 2000; unsecured.              8,463

         Note payable, finance company, due in
           monthly installments of $1,464, including
           interest at 12.5 percent through June 2001;
           collateralized by notes receivable with a
           balance at October 31, 1999 of $79,101.               25,832

         Capitalized lease due in monthly installments of
           $512, including interest at 12.2 percent, through
           November 2002; secured by computer equipment
           costing $21,789.                                      15,376
                                                               --------
                                                                397,976
         Less current portion                                   198,942
                                                               --------
                                                               $199,034
                                                               ========

         Aggregate maturities required on the long-term debt are as follows:

                  Year Ending October 31
                  ----------------------
                           2000                      $198,942
                           2001                       110,030
                           2002                        85,449
                           2003                         3,555
                           Thereafter                      --
                                                     --------
                                                     $397,976
                                                     ========

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTE 11. STOCK AND STOCK OPTIONS

In 1993, the Company completed a public offering, which raised $4,560,000 net of $1,013,949 of offering costs. The offering consisted of 760,000 units of the Company's securities, each unit consisting of one share of common stock and one warrant. Each two warrants entitled the holder to purchase one share of common stock at $7.80 per share. The warrants were extended by the Company until June 30, 2000. A warrant to purchase up to 76,000 units, with an exercise price of $7.20 per unit, issued to the Company's Underwriter for $100 in connection with the offering expired in April 1998.

In December 1992, the stockholders authorized the issuance of 1,500,000 shares of preferred stock. The preferred stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors. No preferred shares have been issued as of October 31, 1999.

Share Purchase Rights Plan: In June 1995, the Board of Directors authorized the designation of 100,000 shares of Series A Junior Participating Preferred Stock with a $1.00 par value per share. Each Series A Preferred Share is entitled to a cumulative quarterly dividend of 100 times the dividend declared per common share but in no event less than $1.00 per share. No Series A Preferred Shares have been issued at October 31, 1999.

Also in June 1995, the Company adopted a Share Rights Purchase Plan (the "Plan") under which the Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $18.75, subject to adjustment as provided in the Plan. The Rights will be distributed to all common shareholders ten days following the earlier of 1) an announcement that a person or group of persons has acquired beneficial ownership of 15 percent or more of the outstanding common shares or 2) the commencement or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership of 15% or more of the outstanding common shares. At any time prior to this, the Board of Directors may redeem the Rights in whole at a price of $.01 per Right. The Rights expire June 30, 2005. 2,208,271 Rights were outstanding at October 31, 1999.

Stock Option Plans: In August 1992, the Company adopted an Incentive Stock Option Plan (the "Incentive Plan"). The Incentive Plan covers an aggregate of 133,333 shares. In fiscal 1994, the Incentive Plan was amended by a shareholder vote to reserve 250,000 shares of common stock for issuance under the Incentive Plan. In fiscal 1997, the Plan was amended by the Board of Directors to authorize 500,000 shares of common stock under the incentive plan. This amendment is still subject to stockholders' approval. The Plan is administered by the Compensation Committee of the Board of Directors, and requires that options be granted at an exercise price equal to fair market value of the common shares of the Company on the date of the grant. The options expire up to five years from the date of grant and may not be exercised during the initial one-year period from the date of grant. Options to purchase 59,700 shares of the Company's $.01 par value common stock are outstanding pursuant to the Incentive Plan at October 31, 1999. During the year-ended October 31, 1998, stock options to purchase 37,182 shares of common stock were exercised for notes receivable, (See Note 5).

The Company also adopted a Non-Qualified Stock Option Plan in August 1992 (the "Non-Qualified Plan"). The Non-Qualified Plan is also administered by the Compensation Committee of the Board of Directors and covers a total of 58,334 shares. In fiscal 1994, the Non-Qualified Plan was amended by a shareholder vote to authorize 150,000 shares of common stock for issuance under the Non-qualified Plan. In fiscal 1997, the Plan was amended by the Board of Directors to authorize 400,000 shares of common stock under the incentive plan. In October 1999, the Plan was amended by the Board of Directors to increase the number of options by 400,000. The Non-Qualified Plan provides that options may be granted at exercise price not less than 85 percent of the fair market value of the Common Shares of the Company on the date of grant. The committee is empowered to grant bonuses at the time of issuance of non-qualified stock options in an amount sufficient to cover the tax liability incurred by the recipient at the date of grant. Options to purchase 549,000 shares of the Company's $.01 par value common stock are outstanding pursuant to the Non-Qualified Plan at October 31, 1999. The exercise price of the options approximated the fair market value of the Company's common stock at the date of grant. During the year-ended

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

October 31, 1998, stock options to purchase 62,818 shares of common stock were exercised for notes receivable, (Note 5).

The following is a summary of Plan options granted:

                                        NUMBER OF          WEIGHTED-AVERAGE
                                         OPTIONS            EXERCISE PRICE
                                        ---------          ----------------
Outstanding October 31, 1997              309,234                $4.44

Options exercised                        (100,000)               $3.97
Options expired                           (25,534)               $3.30

Outstanding October 31, 1998              183,700                $4.24
Options issued                            425,000                $1.34

Outstanding October 31, 1999              608,700                $2.22

Non-Plan Options:

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

In September 1998, the Company entered into an agreement with the President of the Company whereby the Company granted the President options to purchase 25,000 shares of the Company's common stock at a price equal to the average bid and ask price per share on September 29, 1998. The options were granted to the President in exchange for the President executing lease guaranty to the lessors of the Company's office building. In accordance

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES with SFAS 123, the transaction was recorded based on the value of options given of $13,750 (which value is more readily measurable than the value of the guaranty).

The Company has adopted Statement of Financial Accounting Standards, No. 123, ("SFAS"), "Accounting for Stock-Based Compensation". SFAS No. 123, requires that the Company account for its stock based compensation plans using a fair value based method which measures compensation cost at the grant date based upon the value of the awards, which is then recognized over the vesting period. The accounting requirements of the statement apply to awards to employees entered into in fiscal years that begin after December 15, 1995 and to transactions with non-employees entered into after December 15, 1995. The Statement allows and the Company has elected to continue to use APB Opinion No. 25, "Accounting For Stock Issued To Employees" to measure compensation costs but is required to disclose the pro forma effects on net income and earnings per share to reflect the difference between the compensation cost from applying APB Opinion No. 25 and the related cost measured by the fair value method defined in the statement for all awards granted in years beginning after December 15, 1994. The Statement did not change the reporting required for the Incentive Stock Option Plan and Non-Qualified Stock Option Plan discussed above. The pro forma effects of not utilizing the fair value method prescribed in SFAS No. 123 for the Company's stock options is shown in the following table for the year ended October 31, 1999. In computing the pro forma effects of the SFAS No. 123 compensation cost, the Company used a 6% risk-free interest rate, an expected life of five years, and expected volatility of 60 percent, assumed no dividends, and assumed that such cost could not be tax effected. There were no options granted under the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan for the year-ended October 31, 1999.

                                                  BASIC LOSS       DILUTED LOSS
                                  NET LOSS        PER SHARE         PER SHARE
                                  ----------------------------------------------
   YEAR ENDED OCTOBER 31, 1999:
      As reported                  $(397,391)      $(0.18)           $(0.18)
      Pro-forma                    $(590,447)      $(0.27)           $(0.27)

NOTE 12 EARNINGS PER SHARE:

A reconciliation of basic earnings per share to diluted earnings per share is presented below:

                                                                          PER SHARE
                                                NET LOSS   SHARES           AMOUNT
                                             --------------------------------------
YEAR ENDED OCTOBER 31, 1999:

Basic EPS
   Income available to common shareholders    $(397,391)    2,208,189     $(0.18)
Effect of Dilutive Securities
   Stock options and warrants                        --            --         --
                                             --------------------------------------
Diluted EPS
   Income available to common shareholders
      plus assumed conversions                $(397,391)    2,208,189     $(0.18)
                                             ======================================

YEAR ENDED OCTOBER 31, 1998:

Basic EPS
   Income available to common shareholders    $(2,681,767)  2,181,849     $(1.23)
Effect of Dilutive Securities
   Stock options and warrants                          --          --         --
                                             --------------------------------------
Diluted EPS
   Income available to common shareholders
      plus assumed conversions                $(2,681,767)  2,181,849     $(1.23)
                                             ======================================

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTE 13. INCOME TAXES

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

Net deferred tax assets/(liabilities) consisted of the following components as of October 31, 1999:

                                          CURRENT    LONG-TERM     TOTAL
                                         ---------------------------------
    DEFERRED TAX ASSETS:
      RECEIVABLE ALLOWANCES               $342,894          -- $   342,894
      NET OPERATING LOSS CARRYFORWARDS          --     987,551     987,551
                                         ---------   ---------   ---------
                                           342,894     987,551   1,330,445
                                         ---------   ---------   ---------
    DEFERRED TAX LIABILITIES
      PROPERTY AND EQUIPMENT                    --    (101,212)   (101,212)
      INTANGIBLE ASSETS                         --      (4,634)     (4,634)
                                         ---------   ---------   ---------
                                                --    (105,846)   (105,846)
                                         ---------   ---------   ---------
                                           342,894     881,705   1,224,599
                                         ---------   ---------   ---------
                                          (342,894)   (881,705) (1,224,599)
                                         ---------   ---------   ---------
                                                --          --          --
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

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended October 31, 1999 and 1998 due to the following:

                                                                  1999         1998
                                                               ----------   ----------
         Computed "expected" tax benefit                       $ 135,113    $  960,000
         Increase/(decrease) in income taxes resulting from:
           Disqualifying disposition of ISO shares                    --      (380,966)
           Permanent differences                                 (23,723)      (18,920)
           Temporary differences                                (111,390)     (438,533)
           Other                                                      --       (46,750)
                                                               ==========   ==========
                                                                      --    $   74,831
                                                               ==========   ==========

During the year ended October 31, 1998, the Company was informed by the Company's President that a disqualifying disposition of incentive stock options (ISO's) had occurred. As a result, the Company amended their October 31, 1997 federal and state income tax returns to reflect an additional tax deduction of $962,473. As a result of the amended returns, the Company recorded additional income taxes receivable of $380,966 and increased additional paid-in capital for the same amount. As a result of this disqualifying disposition and the amended tax filings, the Company lost the benefit of carrying back its net operating loss for the year ended October 31, 1998, thus reducing income tax benefits by $380,966.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

As of October 31, 1999, the Company has net operating loss carryforwards available for federal and state income tax reporting purposes on a consolidated basis of approximately $2,172,000 And $4,175,000, respectively. These net operating loss carryforwards expire between 2000 and 2018.

NOTE 14. LEASE COMMITMENTS AND RENT EXPENSE

The Company leases other facilities, equipment and vehicles under operating leases, which expire in varying amounts through 2004.

Future minimum lease payments pursuant to these leases are as follows:

                  Year Ending October 31,
                  -----------------------
                            2000            $  318,561
                            2001               279,916
                            2002               280,618
                            2003               290,387
                            2004                46,038
                                            ----------
                                            $1,215,520
                                            ==========

For the years ended October 31, 1999 and 1998, operating lease expense was $405,100 and $371,863, respectively.

NOTE 15. FRANCHISES

The following table summarizes the number of franchised operations of Swisher International, Inc. for the year ended October 31, 1999:

                                             Swisher   Swisher      Swisher
                                             Hygiene    Maids    Pest Control
                                             -------   -------   ------------
   Franchises at the beginning of the year     106        6            7
   Franchises sold                               7                    10
   Closed/transferred                           (4)                   (6)
   Repurchased/transferred
                                               ---        -           --
   Franchises at the end of the year           109        6           11
                                               ===        =           ==

Franchised operations noted above include Canadian franchisees, Company-owned operations, plus US franchises. The term 'franchise' is defined for each franchise system consistently with the way management reviews the systems. For Swisher Hygiene and Swisher Maids, the number of signed territories defines a franchise. For Swisher Pest Control, franchises are defined by a combination of the number of signed territories for independent operations. For presentation purposes 'closed' includes consolidation of territories, franchisees that either voluntarily or involuntarily ceased to do business and Company-owned operations which are resold. Some items in prior periods have been reclassified to conform to the current presentation format.

The Company's Master Franchise License program enables the purchaser to sell sub-franchises in certain territories and/or countries. The following table summarizes the number of signed master license agreements of Swisher International, Inc. for the year ended October 31, 1999:

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                                                            Swisher   Swisher      Swisher
                                                            Hygiene    Maids    Pest Control
                                                            -------   -------   ------------
   Master license agreements at the beginning of the year         9        --            1
   Master license agreements sold                                 4
   Master license agreements closed                              --
                                                            -------   -------     --------
   Master license agreements at the end of the year              13        --            1
                                                            =======   =======     ========

NOTE 16. SEGMENT INFORMATION

The Company operates three principal franchise systems: hygiene, residential maid services, and commercial pest control services. Selected financial information is presented below for the years ended October 31, 1999 for franchise operations and Company-owned operations.

Operating income (loss) is revenue less related costs and direct and allocated operating expenses, excluding interest and the unallocated portion of corporate expenses.

During the year ended October 31, 1999 and 1998 foreign sales totaled $716,000 and $485,000, respectively.

                                            COMPANY-
                                              OWNED     FRANCHISE
                           1999            OPERATIONS   OPERATIONS   TOTAL
                 -----------------------   ----------   ----------   -----
                 Net revenues               620,491     13,936,659   14,557,150
                 Operating income (loss)   (114,913)      (282,478)    (397,391)
                 Identifiable assets         42,812      8,711,068    8,753,880
                 Capital Expenditures            --         74,280       74,280
                 Depreciation and
                   amortization              21,954        315,175      337,129

NOTE 17. ASSETS HELD FOR SALE

As of October 31, 1999 the Company had two franchises, that it had reacquired from franchisees. The results of operations for the period since acquisition are included in Company-owned operations in the accompanying statements of operations. Goodwill is amortized using a straight-line method over 20 years.

                                                                 1999
                                                              ---------
        Cost basis of assets, including goodwill of $79,382   $ 241,501
        Less: accumulated amortization of goodwill              (23,690)
                                                              =========
        Assets held for sale, net                             $ 217,811
                                                              =========

NOTE 18. BUSINESS COMBINATION

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTE 18. ACQUISITIONS AND DISPOSITIONS

On October 4, 1999, the Company sold all national and international franchise agreements, and certain other specified assets, of the Surface Doctor franchise system. The Company received proceeds of $212,000 cash and a note receivable in the amount of $267,256. The note bears an interest rate of 8% and is payable in 120 payments of $2,554, at which time the remaining balance is due.

Assets disposed of in connection with the sale are as follows:

                       Goodwill (net)            $596,455
                       Trademarks (net)            79,386
                       Fixed assets (net)          48,880
                       Inventory and other          8,077
                                                 --------
                                                 $732,798
                                                 ========

Proceeds in connection with the sale are as follows:

                       Note receivable           $267,256
                       Cash                       212,000
                                                 --------
                                                  479,256
                       Loss on sale               253,542
                                                 --------
                                                 $732,798
                                                 ========

The Company recorded a loss of $253,542 on the sale. The following pro forma data summarizes the results of operations for the periods indicated as if the sale had been completed November 1, 1998, the beginning of the 1999 fiscal year:

                       Total revenue             $14,205,275
                       Net income                     51,037
                       Basic income per share          $0.02
                       Diluted income per share        $0.02

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS

At October 31, 1999, the Company did not have any outstanding financial derivative instruments. The carrying amounts of cash and the current portion of receivables approximate fair value because of the short maturity of these instruments. Noncurrent notes receivable are presented at fair value (Note 3). The fair value of the Company's long-term debt, estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, approximates the carrying value of these liabilities.

The carrying values of accounts and notes receivable, accounts payable, note payable and line-of-credit borrowings approximate their fair value due to the short-term maturities of these instruments. The carrying values of notes receivable and long-term debt approximate fair values at October 31, 1999 due to rates being at current market rates.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTE 20. ADVERTISING COSTS

Total advertising costs were $375,000 and $486,000 for the years ended October 31, 1999 and 1998, respectively.

NOTE 21. OTHER MATTERS

         In September 1998, a class action lawsuit was filed in the U.S. District Court for the Western District of North Carolina against the Company and certain current and former officers and directors of the Company. The suit alleged violations of certain sections of the Securities and Exchange Act of 1934 by the Company and the individuals named, and followed the withdrawal of the Company's former auditors. On October 18, 1999 a final order was entered approving a complete settlement of the class action suit. The lawsuit was settled, for $742,100. An insurance policy maintained by the Company covered all but the $200,000 deductible.

         The Securities and Exchange Commission is conducting a formal investigation regarding circumstances surrounding the withdrawal of the Company's former auditors. The effects of this investigation, if any, are indeterminable.

         The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company sold the assets of its Swisher Maids division, subsequent to October 31, 1999. The sale price of the asset sale totaled $140,000, which was the carrying value of this asset held for sale on the October 31, 1999 balance sheet. The sale was made to a former employee of the Company and a relative of the President of the Company.

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ M. Hunt Broyhill                              /s/ Thomas W. Busch
----------------------------------------          ------------------------------
By: M. Hunt Broyhill                              By: Thomas W. Busch
Title: Director/Chairman of the Board             Title: Chief Financial Officer

/s/ Anne Parish Corley                            /s/ Richard G. Long, Jr.
----------------------------------------          ------------------------------
By: Anne Parish Corley                            By: Richard G. Long, Jr.
Title: Director                                   Title: Director

/s/ John O. Summey, Jr.                           /s/ Patrick L. Swisher
----------------------------------------          ------------------------------
By: John O. Summey, Jr.                           By: Patrick L. Swisher
Title: Director                                   Title: Director/President/CEO

/s/ W. Tom Reeder, III
----------------------------------------
By: W. Tom Reeder, III
Title: Director/Executive Vice President


Dated:  January 31, 2000

                SWISHER INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------
  23.1    Consent of Scharf Pera & Co.
  27      Financial Data Schedule (for SEC use only)