Form 10QSB
period 2000-01-31
SWISHER INTERNATIONAL INC
filed 2000-03-16
CIK 808356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

FOR THE QUARTERLY PERIOD ENDED - JANUARY 31, 2000

COMMISSION FILE NUMBER: 0-21282

                           SWISHER INTERNATIONAL, INC.
                         -------------------------------
                         (NAME OF SMALL BUSINESS ISSUER)

                NEVADA                                   56-1541396
      ------------------------              -----------------------------------
      (STATE OF INCORPORATION)              (I.R.S EMPLOYER IDENTIFICATION NO.)

   6849 FAIRVIEW ROAD, CHARLOTTE, NC                        28210
----------------------------------------                 ----------
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

[X] YES           [ ] NO

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 29, 2000: 2,208,271

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

[ ] YES           [X] NO

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                                                   (UNAUDITED)         (AUDITED)
                                                JANUARY 31, 2000   OCTOBER 31, 1999
                                                ----------------   -----------------
ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                       $    53,049       $   128,742
   Accounts Receivable:
      Franchisees                                    3,039,116         2,661,751
      Other                                            133,127           200,284
      Related Party Receivables                         36,503            16,588
      Less Allowance for Doubtful Accounts            (419,686)         (413,083)
                                                   -----------       -----------
            Net Accounts Receivable                  2,789,060         2,465,540

Notes Receivable, Current Portion                      645,726           645,726
Inventory                                               22,923            25,070
Prepaid Expenses                                        37,553            32,312
Income Tax Refund Receivable                           533,575           627,437
                                                   -----------       -----------
               TOTAL CURRENT ASSETS                  4,081,886         3,924,827

PROPERTY AND EQUIPMENT:
   Furniture and Equipment                           1,586,576         1,741,832
               Less: Accumulated Depreciation         (927,200)         (999,476)
                                                   -----------       -----------
           NET PROPERTY AND EQUIPMENT                  659,376           742,356

OTHER ASSETS
   Notes Receivable
      Franchisees                                    2,897,143         2,910,794
      Related Party                                    862,886           767,887
Other Assets                                           225,219           376,991
Intangible Assets, Less Amortization                    29,592            31,025
                                                   -----------       -----------
          NET OTHER ASSETS                           4,014,840         4,086,697

          TOTAL ASSETS                             $ 8,756,102       $ 8,753,880
                                                   ===========       ===========

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                         (UNAUDITED)            (AUDITED)
                                                      JANUARY 31, 2000      OCTOBER 31, 1999
                                                      ----------------      ----------------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other Liabilities                                        $ 2,033,620           $ 1,872,515
Accounts Payable                                           2,419,586             2,456,742
Accrued Expenses                                             388,617               410,768
Deferred Revenue                                             201,069               231,913
                                                         -----------           -----------
          TOTAL CURRENT LIABILITIES
                                                           5,042,892             4,971,938
NONCURRENT LIABILITIES
Deferred Revenue                                              85,000                85,000
Long-term Debt                                               125,523               199,034
                                                         -----------           -----------

          TOTAL LIABILITIES                                5,253,415             5,255,972
                                                         -----------           -----------

STOCKHOLDER'S EQUITY
Common Stock, $.01 par value; 15,000,000 shares
     authorized; 2,208,271 shares issued and
     outstanding at January 31, 2000, and
     October 31, 1999                                         22,083                22,083
Additional Paid-In Capital                                 4,728,395             4,728,395
          Retained Earnings                               (1,189,024)           (1,237,103)
          Treasury Stock, at cost (26,000 shares)            (58,767)              (15,467)
                                                         -----------           -----------

          TOTAL STOCKHOLDERS' EQUITY                       3,502,687             3,497,908

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 8,756,102           $ 8,753,880
                                                         ===========           ===========

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
                                                  --------------------------
                                                     2000            1999
                                                  ----------      ----------
REVENUES
     Annuity Revenues:
         Product Sales to Franchisees             $2,141,222      $1,705,305
         Service Fees                                588,302         551,084
         Royalties                                   781,710         703,994
         Marketing Fees                               25,700          22,079
                                                  ----------      ----------

              Total Annuity Revenues               3,536,934       2,982,462

     Revenue from Company-Owned Subsidiaries          84,494         171,264
     Initial Franchise Sales                         333,487         101,441
     Other Income                                    122,323          90,363
                                                  ----------      ----------

              TOTAL REVENUES                       4,077,238       3,345,530

EXPENSES
     Selling, G&A Expenses                         2,068,337       1,661,424
     Cost of Product Sales                         1,822,676       1,411,259
     Expenses of Company-Owned Subsidiaries           79,203         197,666
     Interest Expense                                 58,943          54,143
                                                  ----------      ----------

              TOTAL EXPENSES                       4,029,159       3,324,492
                                                  ----------      ----------

          NET INCOME                              $   48,079      $   21,038
                                                  ==========      ==========
EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENT
          Basic Earnings                          $     0.02      $     0.01
                                                  ==========      ==========

          Common Shares                            2,189,759       2,208,271
                                                  ==========      ==========

          Diluted Earnings                        $     0.02      $     0.01
                                                  ==========      ==========

          Weighted Average Common Shares
              And Equivalents                      2,239,834       2,212,057
                                                  ==========      ==========

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

         FORM 10-QSB CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                                        JANUARY 31,
                                                                 -------------------------
                                                                    2000            1999
                                                                 ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                                    $  48,079       $  21,038
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Depreciation and amortization                                73,673          90,306
       Loss on disposal of Swisher Maids                            22,301              --
   Changes in Assets and Liabilities -
     (Increase) decrease in assets -
       Accounts receivable                                        (323,520)       (130,029)
       Inventory                                                     2,147           2,050
       Prepaid expenses                                             (5,241)          3,101
       Income tax receivable                                        93,862              --
       Notes receivable                                                 --         348,639
     Increase (decrease) in liabilities -
       Accounts payable                                            123,949        (554,237)
       Accrued expenses                                            (22,151)         70,498
       Deferred revenue                                            (30,844)             --
                                                                 ---------       ---------
       Total Adjustments                                           (65,824)       (169,672)
                                                                 ---------       ---------

     NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES              (17,745)       (148,634)
                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Disposal of fixed assets, net                                   (56,561)             --
   Notes receivables issued, net                                   (81,348)             --
   Proceeds from sale of Swisher Maids                              45,000              --
   Decrease (increase) in intangible & other assets                151,772              --
                                                                 ---------       ---------

   NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES                 58,863              --
                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of Treasury Stock                                      (43,300)             --
   Net principal payments under long-term debt obligations         (73,511)         17,024
                                                                 ---------       ---------
   NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES               (116,811)         17,024
                                                                 ---------       ---------

   NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (75,693)       (131,610)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     128,742         183,352
                                                                 =========       =========

CASH AND CASH EQUIVALENTS AT END OF FIRST QUARTER                $  53,049       $  51,742
                                                                 =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid year to date for -

     Interest                                                    $  58,943       $  50,949
                                                                 =========       =========

     Income taxes                                                $      --       $  17,654
                                                                 =========       =========


                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                      Management's Discussion and Analysis

ITEM 2.  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"FORWARD LOOKING INFORMATION"

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and is subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's Hygiene and Pest Control franchise program, (ii) the introduction of new products to be sold to franchisees, (iii) the continued successful operation of franchised businesses by Hygiene and Pest Control franchisees, (iv) successful collection of the Company's notes receivable, particularly those executed by franchisees in the payment of initial franchise fees, (v) the Company's ability to re-sell certain Hygiene businesses which have been repurchased from franchisees or are being marketed pursuant to marketing agreements with the existing franchisees and (vi) the Company's ability to expand into international and new domestic markets. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the Company's markets would not change materially or adversely, that demand for the Company's Hygiene and Pest Control franchises would remain strong, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         The following analysis of Swisher International, Inc. ("the Company") financial condition as of January 31, 2000 and results of operations for the quarter ended January 31, 2000 and 1999 should be read in conjunction with the Company's financial statements included elsewhere in this report. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's report on Form 10-KSB for the year ended October 31, 1999.

GENERAL:

         The financial information for the periods ended January 31, 2000 and 1999 included herein is unaudited, but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its results of operations and cash flows.

         The Company continues to focus the development of Swisher Pest Control to include expanding the business through the Hygiene franchise system as an additional service. This change in focus has reduced the number of existing Pest Control franchisees, with the expectation the change will be a profitable method of expanding the system with minimum initial additions to overhead.

         The Company sold the assets of its Swisher Maids division effective January 3, 2000. The sale price of the asset sale totaled $140,000, which was the carrying value of this asset held for sale on the October 31, 1999 balance sheet. The sale was made to a former employee of the Company and a relative of the President of the Company.

         The Company recorded operating income (before taxes) of $48,000 for the three months ended January 31, 2000, representing an increase of $27,000 compared to the prior year period. This increase in income before taxes resulted from growth in annuity revenue, initial franchisee fees and a reduction in costs associated with Company-owned operations sold during the year-ended October 31, 1999.

REVENUE:

         Total revenues of $4,077,000 for the first quarter ended January 31, 2000, increased $732,000 or 21.8% from the prior year comparable period. Product sales to franchisees increased $436,000 over first quarter sales in 1999, with other annuity revenues (service and marketing fees and royalties) increasing an additional $119,000.

         The Company's annuity revenues, consisting of product sales, royalties, and service and marketing fees, are revenues derived directly from the Company's franchise systems. The growth of annuity revenues of $554,000 or 18.6% from the prior year three-month period are a direct reflection of the growth of the franchise systems, primarily Hygiene.

         The reduction of $87,000 in revenue from Company-owned operations is a result of the sale of the West Virginia franchise during the third quarter of 1999 and the sale of the Swisher Maids Company-owned operation in January 2000. Revenue from these operations for the prior year three month period is reflected in the comparisons to the first quarter performance.

         Initial franchise sales were $333,000 at January 31, 2000 compared to $101,000 for the same three-month period in 1999.

EXPENSES:

         Total pre-tax expenses were $4,029,000 for the first quarter of 2000, an increase of $705,000 or 21.2% from the first quarter of 1999. Increases and decreases in the primary components include, increased selling, general, and administrative expenses of $407,000, the reduction of expenses related to Company-owned operations of $118,000, and an increase in the cost of product sales of $411,000.

         The increase in selling, general and administrative expenses primarily resulted from costs associated with increased travel, lodging and advertising supporting growth in international sales development, plus additional sales staffing requirements in support of domestic sales efforts. The decrease in Company-owned expenses relate to the sale of the West Virginia franchise during the third quarter of 1999 and the sale of the Swisher Maids Company-owned operation in January 2000. Expenses from these operations are reflected in the comparisons to the prior-year first quarter performance. The increase in the cost of products sold follows a corresponding increase in revenue from products sold. Gross margin decreased slightly from the prior year primarily due to a change in the mix of product sold, with an increasing amount of lower margin items sold in 2000.

INCOME:

         Net income of $48,000 for the three months ended January 31, 2000 was an increase of $27,000 over the prior-year three-month period. The basic earnings per share for the three months ended January 31, 2000 was $0.02 per share on 2,189,759 common shares, as compared to $0.01 per share on 2,208,271 shares for the comparable period in 1999. Fully diluted earnings were $0.02 on 2,239,834 average common shares and common share equivalents in the three months ended January 31, 2000 and $0.01 on 2,212,057 average common shares and common share equivalents for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's principal sources of liquidity, both on a short-term and long-term basis are cash flow from operations and borrowings under a commercial revolving credit facility. The Company has also received advances on long-term notes receivable for working capital. Based upon its analysis of its consolidated financial position, its cash flow during the past three months, and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under its current credit facility will be adequate to meet the financing requirements it anticipates during the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, it's anticipated cash flow.

         For the first three months in fiscal year 2000, cash and cash equivalents decreased $76,000. This decrease is attributed primarily to cash used in financing activities of $117,000, which included the purchase of Treasury Stock and payments under long-term debt obligations.

         Working capital improved slightly in the three-month period ending January 31, 2000, with total current liabilities, including the outstanding balance on a commercial revolving line of credit of $1,532,000 exceeding total current assets by $571,000.

         Total assets of $8,756,000 at January 31, 2000 remained fairly constant compared to $8,754,000 at January 31, 1999. Total liabilities of $5,253,000 also remained fairly constant compared to $5,256,000 at January 31, 1999.

YEAR 2000 COMPLIANCE.

         In response to the Year 2000 issue, the Company implemented a company-wide Year 2000 program designed to identify, assess and address significant Year 2000 issues. These included the Company's key business operations, services, business applications, and information technology systems and facilities. Additional tasking included identification of the Company's customers, major vendors and other third parties with whom the Company had material relationships that might have had Year 2000 issues with which to contend.

         Subsequent to year-end, the Company has not yet identified any significant adverse effects from a year 2000 computer issue, from its systems, suppliers, or other business partners.

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                               Other Information



         PART II  OTHER INFORMATION

                  ITEM 1.  Legal proceedings

                  The Securities and Exchange Commission is continuing its formal investigation regarding the circumstances surrounding the withdrawal of the Company's former auditors on February 20, 1998. The effects of this investigation, if any, are indeterminable.

                  The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

                  ITEM 6.  Exhibits and Reports on Form 8-K

                           (1)      Exhibits

                                    27 Financial Data Schedule
                                       (for SEC use only)

                           (2)      Reports on Form 8-K

                                    The Company filed no reports on SEC
                                    Form 8-K during the three months ended
                                    January 31, 2000.

                  SWISHER INTERNATIONAL, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SWISHER INTERNATIONAL, INC.
                                          Registrant

         Date - March 14, 2000            by: /s/ Patrick L. Swisher
                                              ---------------------------------
                                                  Patrick L. Swisher
                                                  President & Chief Executive
                                                  Officer

         Date - March 14, 2000            by: /s/ Thomas J. Reiser
                                              ---------------------------------
                                                  Thomas J. Reiser
                                                  Chief Operating Officer